Form 10KSB
period 1995-09-30
ALLIANCE HEALTH INC
filed 1995-12-29
CIK 822434

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995

Commission file number 33-17387

                             ALLIANCE HEALTH, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)
         Delaware                                       75-219377
-------------------------------                  -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D.#)
incorporation or organization)

421 E. Airport Freeway, Irving, Texas                       75062
-------------------------------------------      -------------------------------
(Address of principal executive office)                    (Zip Code)

Issuer's telephone number, including area code (214)-255-5533
                                               ---------------

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
               Title of each class                          which registered
--------------------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:
________________________________________________________________________________
                               (Title of class)
________________________________________________________________________________
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                       -------
No ______

     State issuer's revenues for its most recent fiscal year $1,082,756.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. No market for common stock.
       --------------------------

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes   X   No
                                                   -----    -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,590,000
                                                   ---------

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

      Alliance Health, Inc. ("Company") was incorporated on September 4, 1987. It had no business activity until July 1989 at which time it began to operate, through its wholly owned subsidiary, Alliance KMC, Inc., one clinic in Dallas, Texas, which it closed the same year.

      On May 12, 1995 the Company acquired from K Clinics, P.A. ("K Clinics"), the marketing division of K Clinics. The marketing division will continue to contract to perform advertising and marketing services for S. J. Kechejian, M.D., P.A.'s 19 medical clinics in the Dallas/Ft. Worth Metroplex.

      The goals of Alliance Health are to meet the structural changes taking place in the health care industry and provide the means for physicians to operate quality practices and maintain costs. With the emergence of multi provider systems, it becomes increasingly difficult for the physicians with small medical practices to compete with larger medical groups. The Company has developed proven systems of information management and cost control and continues to research and develop improved systems to help the medical provider contain costs while maintaining a high level of quality medical services.

      Alliance Health is working to structure a Management Service Organization
(MSO) which will not only provide systems for data entry, billing, collections, transcription, analytical reports and all administrative functions, including physician recruitment, but will develop marketing and advertising strategies that will be forerunners in this market. The MSO will be offering all or any of the services to participants and will continually offer new and innovative methods to improve patient care, analysis and control costs.

      The Company intends to contract with individual or groups of physicians to provide comprehensive management services and the medical provider(s) agrees to practice medical and pay a fee for the contract service(s). The MSO relationship will create an integrated delivery system that will deal effectively with the issue of governance and policy setting for the overall relationship and create a "partnership" between the medical group and MSO.

      Alliance Health will not only provide the referenced services but will avidly search for practices that are for sale in prime locations and purchase the assets of those practices. At that point the Company will locate a physician to buy the practice, lease the assets, and create a "partnership" between the physician and the MSO.

      Metroplex Specialties, P.A. is one of the "partnerships" of the Company. On October 23, 1995 the Company began leasing an MRI it purchased and installed at 200 W. Colorado Blvd., Dallas, Texas to Metroplex Specialties, P.A. As the medical groups in "partnership" with the MSO increase in other areas, the potential for specialty services will increase also and the Company will consider purchasing additional specialty equipment to be leased by the medical group.

      Alliance Health has the experience through its association with K Clinics in the Dallas/Fort Worth area to offer the services of an MSO. K Clinic has developed innovative marketing, advertising and administrative services over the past ten years in conjunction with S. J. Kechejian, M.D., P.A. In May 1995 the division of K Clinics that developed these systems was sold to Alliance Health, Inc. for the further development of the MSO and offering of additional administrative and specialty services to physicians and medical groups. Alliance Health, Inc.'s business objective is to promote the practice of quality, caring, professional medicine, develop systems to contain costs and research methods of organizational administration to meet the changing structure of the medical profession in the 1990's.

ITEM 2.     DESCRIPTION OF PROPERTY.

      Hitachi Magnetic Resonance Imaging System MRP-7000 which is in new condition and located at 200 W. Colorado, Dallas, Texas.


ITEM 3.     LEGAL PROCEEDINGS.

      The Company is not a party to any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS.

      On September 30, 1995 the approximate number of holders of record of the Company common stock was 330. The Company's common stock has no established trading market.

      The Company has never paid any dividends on the common stock and does not expect to do so in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Prior to May 1995, the Company had no operating business since June 1990. On May 12, 1995, an 8-K was filed regarding the acquisition of the Marketing Division of K Clinics which included $285,879 in cash in exchange for one million two hundred thousand (1,200,000) shares of common stock of Alliance Health, Inc. (the "Company"). K Clinics is wholly owned by Sarkis J. Kechejian, M.D. who is also the principal shareholder of the Company.

      The Company's primary source of income was from the marketing service and was $1,080,000 in 1995, compared to $1,095,438 in 1994 as a division of K Clinics. The marketing income in 1995 was less than two percent down from 1994.
S. J. Kechejian, M.D., P.A. has had an ongoing arrangement with the marketing division at $90,000 per month and will continue at such rate until such time as there is a substantial increase in the marketing needs due to increased locations or changes in business.

      The Company does not anticipate any reduction in revenues but there is no agreement with S. J. Kechejian, M.D., P.A. and the amount of services performed for them could be reduced or terminated.

      Expenses increased only one percent in 1995 as compared to 1994. The advertising expense actually decreased by six percent in 1995 which was due to small variations in time and length of advertising on radio, television and various printed brochures.

      Salaries and employee benefits increased six percent due to increase in salaries and benefits.

      The Company purchased a Magnetic Resonance Imaging System ("MRI") which was put into operation in October, 1995. The MRI will be leased on a per scan basis, initially to Metroplex Specialties, P.A., a professional association wholly owned by Sarkis J. Kechejian, M.D.

      On August 3, 1995, the Company purchased the assets of Aldine Medical Clinic ("Clinic"). The assets consisted of leasehold improvements, furniture, fixtures and equipment and miscellaneous office and medical supplies. The Board of Directors decided to keep the facility open by paying rent on the premises and advancing operating funds as needed to the clinic. The proposed plan of operation is to find a physician to sell the general medical practice to and enter into an MSO agreement for the operation of a medical clinic primarily doing job and auto injuries.

Liquidity and Financial Resources
---------------------------------

      The Company had $46,741 in cash at the September 30, 1995 year end. On April 18, 1995, the Company signed a contract for the purchase of a MRI for $850,000.00. The cash to purchase the equipment was raised primarily by selling common stock. The Company sold 200,000 shares of stock at $3.00 per share; 70,000 to K Clinics, P.A. and 130,000 to S. J. Kechejian, M.D., P.A., both wholly owned by Sarkis Kechejian, M.D. who is also the principal shareholder of the Company.

      The Company has a lease agreement with Metroplex Specialties for the MRI at $300/per scan. It is expected this lease will produce approximately $25,000 to $30,000 per month.

      The Company receives $90,000 per month from S. J. Kechejian, M.D., P.A. for marketing services. This is an ongoing arrangement acquired with the marketing division from K Clinics.

      The Aldine Medical Clinic has been advanced operating funds of $23,000.00. The Company hopes to find a physician to take over the general medical practice of the clinic. It is expected the income from the practice will allow the clinic to repay the advance and cover general operating expenses.

      The Company has no long term debt outstanding at year end. Income from the marketing division and lease of the MRI are expected to be sufficient cash flow to cover all operating and administrative expenses.

ITEM 7.      FINANCIAL STATEMENTS.

      Financial statements in response to Item 7 are presented on pages F-1 through F-9.

                             ALLIANCE HEALTH, INC.

                INDEX TO AUDITED COMBINED FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

Independent Auditors' Report.......................................  F-2

Combined Balance Sheets at September 30, 1995 and 1994.............  F-3

Combined Statements of Income for the Years Ended
     September 30, 1995 and 1994...................................  F-4

Combined Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended September 30, 1995 and 1994...............  F-5

Combined Statements of Cash Flows for the Years Ended
     September 30, 1995 and 1994...................................  F-6

Notes to Combined Financial Statements.............................  F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Alliance Health, Inc.

We have audited the accompanying combined balance sheets of Alliance Health, Inc. as of September 30, 1995 and 1994, and the related combined statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                Jackson & Rhodes P.C.

Dallas, Texas
November 20, 1995

                             ALLIANCE HEALTH, INC.
                            COMBINED BALANCE SHEETS
                          September 30, 1995 and 1994

                                    ASSETS

                                                          1995                1994
                                                      ------------       --------------
                                                                           (Restated)
Current assets:
    Cash                                                    46,741                1,297
    Accounts receivable - affiliates (Note 3)               26,532              152,601
    Other assets                                             2,110                -
                                                      ------------       --------------
             Total current assets                           75,383              153,898

Property and equipment (Note 4)                            956,202                -
Less accumulated depreciation                               (7,890)               -
                                                      ------------       --------------
                                                           948,312                -
                                                      ------------       --------------
                                                      $  1,023,695       $      153,898
                                                      ============       ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable: (Note 3)
        Trade                                         $      8,251       $        -
        Officer                                              1,455                4,600
        Affiliate                                            -                    1,334
    Accrued liabilities                                     63,553                -
                                                      ------------       --------------
             Total current liabilities                      73,259                5,934
                                                      ------------       --------------
Commitments and contingencies (Note 3)                       -                    -

Stockholders' equity:
    Common stock, $.01 par, 20,000,000 shares
        authorized, issued 3,590,000 and
        4,000,000 shares, respectively                      35,900               40,000
    Paid-in capital                                        831,166              165,000
    Retained earnings (deficit)                             83,370               (5,936)
                                                      ------------       --------------
                                                           950,436              199,064
Less treasury stock, 610,000 shares, at cost                 -                  (51,100)
                                                      ------------       --------------
             Total stockholders' equity                    950,436              147,964
                                                      ------------       --------------
                                                      $  1,023,695       $      153,898
                                                      ============       ==============

           See accompanying notes to combined financial statements.

                             ALLIANCE HEALTH, INC.
                         COMBINED STATEMENTS OF INCOME
                    Years Ended September 30, 1995 and 1994

                                                           1995                1994
                                                      --------------      --------------
                                                                            (Restated)
Revenues:
  Advertising income from affiliate (Note 3)          $    1,080,000      $    1,095,438
  Interest                                                     2,756               -
                                                      --------------      --------------
                                                           1,082,756           1,095,438

Expenses:
  Advertising                                                532,217             567,749
  Salaries and employee benefits                             201,945             189,805
  Depreciation                                                 7,890               -
  General and administrative                                 170,098             143,133
                                                      --------------      --------------
                                                             912,150             900,687

Income before taxes                                          170,606             194,751

Income taxes (Note 4)                                         36,300              67,000
                                                      --------------      --------------

  Net income                                          $      134,306      $      127,751
                                                      ==============      ==============


Earnings per common share                             $         0.04      $         0.04
                                                      ==============      ==============

Weighted average number of
  common shares outstanding                                3,402,500           3,390,000
                                                      ==============      ==============

           See accompanying notes to combined financial statements.

                             ALLIANCE HEALTH, INC.
            COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years Ended September 30, 1995 and 1994

                                                                           Additional      Retained
                                                  Common Stock               Paid-in       Earnings        Treasury

                                         -----------------------------
                                             Shares        Par Value         Capital       (Deficit)        Stock          Total
                                         --------------  -------------   --------------  -------------   ------------   ------------

Balance, September 30, 1993 (Restated)       4,000,000   $     40,000    $     165,000   $   (133,687)   $   (51,100)   $     20,213



Net income                                       -             -                  -           127,751           -            127,751

                                         --------------  -------------   --------------  -------------   ------------   ------------


Balance, September 30, 1994                  4,000,000         40,000          165,000         (5,936)       (51,100)        147,964



Sale of common stock                           200,000          2,000          598,000          -             -              600,000



Contribution of capital                          -              -              68,166           -             -               68,166


Cancellation of treasury stock                (610,000)        (6,100)         -              (45,000)        51,100          -



Net income                                       -              -              -              134,306         -              134,306

                                         --------------  -------------   --------------  -------------   ------------   ------------


Balance, September 30, 1995                  3,590,000   $     35,900    $     831,166   $     83,370    $    -         $    950,436

                                         ==============  =============   ==============  =============   ============   ============


           See accompanying notes to combined financial statements.

                             ALLIANCE HEALTH, INC.
                       COMBINED STATEMENTS OF CASH FLOWS
                    Years Ended September 30, 1995 and 1994

                                                                         1995               1994
                                                                     ------------      -------------
                                                                                         (Restated)

Cash flows from operating activities:
  Net income                                                         $   134,306       $    127,751
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
        Depreciation                                                       7,890              -
        Net change in accounts receivable                                149,301           (128,213)
        Other assets                                                      (2,110)             -
        Accounts payable                                                   8,251              -
        Accrued liabilities                                               63,553              -
                                                                     ------------      -------------
          Net cash provided by (used in) operating activities            361,191               (462)
                                                                     ------------      -------------
Cash flows from investing activities:
  Purchase of equipment                                                 (956,202)             -
                                                                     ------------      -------------
Cash flows from financing activities:
  Issuance of common stock                                               600,000              -
  Additional contribution of capital                                      68,166              -
  Net change in due to stockholder                                        (3,145)             -
  Net change in due to affiliates                                        (24,566)             1,334
                                                                     ------------      -------------
          Net cash provided by financing activities                      640,455              1,334
                                                                     ------------      -------------

          Net increase in cash                                            45,444                872

  Cash at beginning of year                                                1,297                425
                                                                     ------------      -------------
  Cash at end of year                                                $    46,741       $      1,297
                                                                     ============      =============

           See accompanying notes to combined financial statements.

                             ALLIANCE HEALTH, INC
                    Notes to Combined Financial statements
                          September 30, 1995 and 1994

1.  ORGANIZATION

    Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. Effective May 12, 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics"), from Dr. S. J. Kechejian, M.D., for 1,200,000 shares of the Company's stock. The acquisition will be accounted for in a manner similar to the pooling-of-interests method due to Dr. Kechejian's control of the respective companies. Accordingly, the Company has presented, in the accompanying combined financial statements, the combination of the companies as if the acquisition had occurred on October 1, 1993.

    Included in the combined results of operations for the period from October 1, 1994 to May 12, 1995, and the year ended September 30, 1994, are the following results of the previously separate companies:

                                           Company       Division       Combined
                                           --------     ---------       --------
       Period from October 1, 1994 to
        May 12, 1995 (unaudited):
         Revenues                          $   -         $675,000     $  675,000
         Net income (loss)                 $   -         $ 65,109     $   65,109

      Year ended September 30, 1994:
         Revenues                          $   -       $1,095,438     $1,095,438
         Net income (loss)                 $  (462)    $  128,213     $  127,751

    The Company currently offers its advertising services to medical clinics of an affiliated company. In the future, the Company plans to offer these services to other medical clinics.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Restatement

    The 1994 financial statements have been restated to reflect the combination of the Division as explained in Note 1.

    Statement of Cash Flows

    For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

                             ALLIANCE HEALTH, INC.
                    Notes to Combined Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Property and Equipment

    Property and equipment are stated at cost. Cost of property renewals and betterments are capitalized; cost of property maintenance and repairs are charged against operations as incurred.

    Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets as follows:

             Equipment                               7 years
             Furniture and fixtures                  4 years
             Leasehold improvements                  5 years


    Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a change from the deferred method to the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

    Earnings Per Common Share

    Per share amounts have been computed using the weighted average number of shares of common stock outstanding for each period.

3.  RELATED PARTY TRANSACTIONS

    All of the Company's advertising income was for services rendered to S. J. Kechejian, M.D., P.A., a company owned by the Company's major stockholder.

    In 1994, the entire accounts receivable affiliate balance was due from K Clinics P.A.

    During the year, the Company paid certain salaries on behalf of S. J. Kechejian, M.D., P.A., an affiliated company, in lieu of paying the affiliate an administrative fee. The amounts paid in 1995 and 1994 were $43,099 and $73,438, respectively. However, as of May 1995, the Company discontinued paying certain salaries on behalf of Dr. Kechejian, and began paying a service fee of $3,500 a month for an additional amount of $17,500.

    During 1995, the Company acquired $87,000 of property and equipment from an affiliate.

                             ALLIANCE HEALTH, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS (CONTINUED)

    The Company leases its office space on a month to month basis from S. J. Kechejian, M.D., P.A., an affiliated company. The amount paid in 1995 and 1994 was $12,000 and $22,500, respectively.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at September 30, 1995:

       Equipment (principally magnetic
        resonance imaging)                              $867,113
       Leasehold improvements                             50,089
       Furniture and fixtures                             39,000
                                                        --------
                                                        $956,202
                                                        ========

5.  INCOME TAXES

    Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the periods ended September 30:

                                                                                1995                  1994
                                                                                ----                  ----
       Expected provision for federal
         income taxes                                                         $58,000                $66,200
       Utilization of net operating loss carryforward
         for earnings after acquisition of K Clinics                          (21,700)                   -
       Other                                                                      -                      800
                                                                              -------                 ------
                                                                              $36,300                $67,000
                                                                              =======                =======

    Income tax expense for each year consisted of current taxes.

    The components of the deferred tax asset (liability) are as follows at September 30, 1995 and 1994:

                                                                           1995                1994
                                                                           ----                ----
       Depreciation                                                    $(38,700)            $    -
       Deduction of sales tax expense                                   (21,500)                 -
       Net operating loss carryforward                                   91,700               53,900
       Deferred tax asset valuation allowance                           (31,500)             (53,900)
                                                                       --------             --------
                                                                       $    -               $    -
                                                                       ========             ========

At September 30, 1995, the Company has net operating loss carryforwards available to offset future taxable income for income tax reporting purposes of approximately $270,000. These carryforwards will expire, if not utilized, beginning in 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The executive officers and directors of Alliance Health, Inc. are identified in the following table. Each has held the indicated positions with Alliance Health, Inc. since May 19, 1995 and will serve in these offices until their successors are elected and qualified.

    NAME                          AGE               POSITION
    ----                          ---               --------

Sarkis J. Kechejian, M.D.          57    President, Treasurer and Director

Sharilyn J. Bruntz Wilson          45    Vice-President and Secretary

Kenneth Guest                      56    Director

James Kenney                       54    Director

George Nicolaou, M.D.              74    Director

    Dr. Kechejian is also president and sole owner of S. J. Kechejian, M.D., P.A. dba Doctor's Clinic which consists of nineteen clinics doing primarily physiotherapy and treatment of industrial work-related injuries.

    Ms. Wilson is Secretary and Chief Financial Officer of S. J. Kechejian, M.D., P.A. and was Secretary/Treasurer of K Med Centers, Inc. from January, 1987 until December, 1991. Prior to that time, for over five years, she was a Legal Assistant with several law firms.

    Mr. Guest is an attorney who has been practicing in the Dallas area since 1965. He is with the law firm of Ken Guest and Associates. He has investments in several manufacturing and retail businesses.

    James W. Kenney has been a Director since September, 1992. He is currently associated with San Jacinto Securities, Inc. as Executive Vice President. From February, 1992 to June, 1993 he served as Vice President of Investments for Renaissance Capital Group, Inc. From October, 1989 to February, 1992 he served as Senior Vice President, Director of Trading and Sales for Capital Institutional Services. From February, 1987 to October, 1989, he served as Senior Vice President for retail sales for Rauscher Pierce Refsnes, Inc. Mr. Kenney received a BA degree in economics from the University of Colorado in Boulder, Colorado. Mr. Kenney also currently serves on the Board of Directors of the following companies: Consolidated Health Care Associates, Inc., Coded Communications Corp., Industrial Holdings, Inc., Prism Group, Inc., Scientific Measurement Systems, Appoint Technologies, Tecnol Medical Products, Inc., and Tricom Corporation.

    Dr. Nicolaou is a retired physician. He has extensive business experience doing consulting work.

ITEM 10.  EXECUTIVE COMPENSATION.

Cash Compensation
-----------------

    For the fiscal year ended September 30, 1995, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $20,248.18 and was the only officer to receive compensation in the year ended September 30, 1995.

Compensation of Directors
-------------------------


    Directors received $500.00 for each of the two Board of Director's meetings attended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS.

    The following information is submitted as of September 30, 1995 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

Name and Address of             Amount Bene-                Approximate
Beneficial Owner                ficially owned            Percent of Class

Sarkis J. Kechejian, M.D.         3,259,518                      91%
421 E. Airport Freeway
Irving, Texas  75062

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The Company's two primary customers are S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A., both professional corporations wholly owned by S.
J. Kechejian, M.D. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents. Dr. Kechejian owns, directly or indirectly, 3,259,518 shares of Common Stock of the Company (91% of the outstanding shares).

     Furthermore, the Company's office facilities are located in the same office
building owned by Dr. Kechejian.   The Company will offer its services to non-
affiliated physician groups and clinics, but there is no assurance that the Company will be able to secure any additional, non-affiliated business.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      a.    Exhibit 10, Lease Agreement with Metroplex Specialties, P.A.

            Exhibit 27, Financial Data Schedule

      b.    None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ALLIANCE HEALTH, INC.



DATED:      December 22, 1995       By:  Sarkis J. Kechejian, M.D.
                                         -------------------------
                                    Sarkis J. Kechejian, M.D.
                                    Chairman of the Board,
                                    President and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




DATED:    December 22, 1995         Sarkis J. Kechejian, M.D.
                                    --------------------------------
                                    Chairman of the Board, President
                                    and Treasurer


DATED:    December 22, 1995         James Kenney
                                    --------------------------------
                                    Director

DATED:    December 22, 1995         George Nicolaou, M.D.
                                    --------------------------------
                                    Director

DATED:    December 22, 1995         Kenneth Guest
                                    --------------------------------
                                    Director