Form 10QSB
period 1995-12-31
ALLIANCE HEALTH INC
filed 1996-02-20
CIK 822434

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to __________

Commission file number 33-17387

                             ALLIANCE HEALTH, INC.
  ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                    75-2192377
-------------------------------            --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                  421 E. Airport Freeway, Irving, Texas 75062
                  -------------------------------------------
                    (Address of principal executive office)

                                 (214)-255-5533
                                ----------------
                          (Issuer's telephone number)

         ____________________________________________________________
             (Former name, former address and former fiscal year,
                          if changed since last year)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                       ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1995, 3,590,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes         No    X
         ---          ---

                             ALLIANCE HEALTH, INC.

                                     INDEX


                                                                   PAGE NUMBER

PART I  FINANCIAL INFORMATION

        Balance Sheet - December 31, 1995 and
          September 30, 1995                                               1

        Statement of Loss - Three Months Ended
          December 31, 1995 and December 31, 1994                          2

        Statement of Cash Flow - Three Months Ended
          December 31, 1995 and December 31, 1994                          3

        Notes to Financial Statements                                    4-5

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operation                                                      6-7

PART II OTHER INFORMATION

        Item 5.  Exhibits and Reports on Form 8-K                          8


SIGNATURES                                                                 9

                             ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION

                                 BALANCE SHEET

                                     ASSETS

                                                Dec 31, 1995  Sep 30, 1995
                                                ------------  ------------
                                                  Unaudited      Audited
Current assets:
 Cash                                            $    2,287     $   46,741
 Accounts receivable-affiliate                       18,000         26,532
 Other Assets                                         2,733          2,110
                                                 ----------     ----------
  Total Current Assets                               23,020         75,383

Property & Equipment                              1,094,172        956,202
 Less Accumulated Depreciation                      (46,603)        (7,890)
                                                 ----------     ----------

                                                 $1,070,589     $1,023,695
                                                 ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable
    Trade                                        $      -0-     $    8,251
    Officer                                           1,704          1,455
  Accrued liabilities                                     -         63,553
                                                 ----------     ----------
    Total Current Liabilities                    $    1,704     $   73,259
                                                 ----------     ----------


Stockholders' Equity:
   Common stock-par value of $0.01 per
   share; authorized 20,000,000, issued
   3,590,000 shares                                  35,900         35,900
  Additional paid-in capital                        831,166        831,166
  Retained earnings                                 201,819         83,370
                                                 ----------     ----------
 Total Stockholders' equity                       1,068,885        950,436
                                                 ----------     ----------
                                                  1,070,589      1,023,695
                                                 ==========     ==========

The accompanying notes are an integral part of these financial statements

                             ALLIANCE HEALTH, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                  Three Months Ended
                                                ----------------------
                                                  Dec 31,    Dec 31,
                                                   1995       1994
                                                ----------- ----------

REVENUES:                                       $  347,303  $  180,000
                                                ----------  ----------
EXPENSES:
 Advertising                                       117,909     162,371
 Salaries & Employee Benefits                       47,137      81,704
 Depreciation                                       38,713         -0-
 G&A                                                25,095      41,771
                                                ----------  ----------
                                                   228,854     285,846

  Operating income (loss)                          118,449    (105,846)

  Income Taxes (Benefit)                               -0-     (36,000)
                                                ----------  ----------

  Net income (loss)                             $  118,449  $  (69,846)
                                                ==========  ==========

  Net income (loss) per common share            $      .03  $     (.02)
                                                ==========  ==========

Weighted average number of
  shares outstanding                             3,590,000   3,390,000
                                                ==========  ==========

The accompanying notes are an integral part of the financial statements.

                             ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW

                                                    Three Months Ended
                                                 ------------------------
                                                   Dec 31        Dec 31
                                                    1995          1994
                                                 -----------   -----------
                                                 (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income (loss)                               $ 118,449     $(69,846)
  Adjustments to reconcile net loss
    To net cash provided by (used in)
    operating activities:
      Depreciation                                   38,713          -0-
      Other assets                                     (623)         -0-
      Accounts payable                               (8,002)         -0-
      Accrued liabilities                           (63,553)         -0-
                                                  ---------     --------
       Net cash provided by
      (used in) operating activities                 84,984      (69,846)
                                                  ---------     --------

Cash flows from investing activities:
 Purchase of equipment                             (137,970)         -0-
                                                  ---------     --------

Cash flows from financing activities:
 Net change in due to affiliates                      8,532       69,665
                                                  ---------     --------

 Net increase (decrease) in cash                    (44,454)        (181)

Cash at beginning of period                          46,741        1,297
                                                  ---------     --------

Cash at end of period                             $   2,287     $  1,116
                                                  =========     ========


The accompanying notes are an integral part of these financial statements.

                             ALLIANCE HEALTH, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.    BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

     All of the Company's advertising income was for services rendered to S. J. Kechejian, M.D., P.A., a company owned by the Company's major stockholder.

Note 2.  ORGANIZATION

    Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. Effective May 12, 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics") from S. J. Kechejian, M.D. for 1,200,000 shares of the Company's stock. The acquisition has been accounted for in a manner similar to the pooling-of-interests method due to Dr. Kechejian's control of the respective companies. Accordingly, the Company has presented, in the accompanying combined financial statements, the combination of the companies as if the acquisition had occurred on October 1, 1994.

     Included in the combined results of operations for the period from October 1, 1994 to December 31, 1994 are the following results of the previously separate companies:

                                             Company   Division   Combined
                                             --------  ---------  ---------
     Three Months ended December 31, 1994
      Revenues                               $    -    $180,000   $180,000
      Net income (loss)                        $(181)   (69,665)   (69,846)

     The Company currently offers its advertising services to medical clinics of an affiliated company. In the future, the Company plans to offer these services to other medical clinics.

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Restatement

     The 1994 financial statements have been restated to reflect the combination of the Division as explained in Note 1.

Note 4.   INCOME TAXES

     No income taxes have been provided for the three months ended December 31, 1995, due to existing net operating loss carryforwards. For tax purposes, the Company has approximately $168,000 of net operating loss carryfowards at December 31, 1995.

                             ALLIANCE HEALTH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operation and Financial Condition
--------------------------------------------

     For the quarter ending December 31, 1995, the Company had an operating profit of $118,449. Revenues consisted of $77,100 from Metroplex Specialties for MRI scan readings, $270,000 for advertising from S. J. Kechejian, M.D., P.A. and bank interest in the amount of $203. The income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $30,000 per month during the next period. The advertising income generated from
S. J. Kechejian, M.D., P.A. is an ongoing arrangement with the Company billed at $90,000 per month. This will change effective January 1, 1996, with S. J. Kechejian, M.D., P.A. paying $67,500 and $22,500 will be paid by Metroplex Specialties (both entities are owned by the company's major stockholder). The quarter's revenue constitutes a 93% increase over the same quarter in 1994.

     Final payments were made on the purchase of a Magnetic Resonance Imaging System (MRI) increasing equipment $78,711 and leasehold improvements $59,259, bringing total property and equipment to $1,094,172. Depreciation expense was $38,713 for the period. Other expenses included advertising, salaries and employee benefits and other general and administrative costs in the amount of $190,141. This is roughly a 20% decrease in expenses from last year at this time.

     On August 3, 1995, the Company purchased the assets of Aldine Medical Clinic ("Clinic"). The assets consisted of equipment, leasehold improvements, furniture and fixtures and miscellaneous office and medical supplies. The Board of Directors decided to keep the facility open by paying rent on the premises and advancing operating funds as needed. At September 30, 1995, the Clinic owed the Company $23,000. During the period, the Clinic repaid $10,000 of the advanced funds.

     Accrued liabilities were paid in the form of sales tax on the MRI ($63,533). Accounts payable trade ($8,251) and accounts payable officer ($1,455) were also paid during the quarter. Currently, the Company owes S. J. Kechejian, M.D., P.A. $1,454 for property and workmen's compensation insurance and $250 in postage. Postage is billed monthly and paid monthly.

Liquidity and Capital Resources
-------------------------------

    The Company had total assets of $1,070,589 at December 31, 1995.
Advertising income is expected to continue at $90,000 per month and may increase if S. J. Kechejian, M.D., P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers.

                             ALLIANCE HEALTH, INC.

                          PART II - OTHER INFORMATION


Item 5.     Exhibits and Reports on Form 8-K
            --------------------------------

            None.

                                  SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: February 15, 1996              By:  Sarkis J. Kechejian, M.D.
                                           -------------------------
                                             Sarkis J. Kechejian, M.D.
                                             President, Director and
                                              Treasurer