Form 10QSB
ALLIANCE HEALTH INC
filed 1996-05-20
CIK 822434

         U.S. Securities and Exchange Commission
                 Washington, D.C.  20549

                       Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to __________

Commission file number 33-17387

                          ALLIANCE HEALTH, INC.

   (Exact name of small business issuer as specified in its charter)

        Delaware                                   75-2192377
(State or other jurisdiction of         (IRS Employer Identification
 incorporation or organization)                      No.)


              421 E. Airport Freeway, Irving, Texas 75062
                (Address of principal executive office)

                            (214)-255-5533
                      (Issuer's telephone number)
       ____________________________________________________________
          (Former name, former address and former fiscal year,
                      if changed since last year)

Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X    No


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 1996, 3,660,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                        ALLIANCE HEALTH, INC.

                                 INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - March 31, 1996 and
            September 30, 1995                              1

          Statement of Loss - Three Months and
            Six Months Ended March 31, 1996                 2

          Statement of Cash Flow - Six Months Ended
            March 31, 1996 and 1995                         3

          Notes to Financial Statements                    4-5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      6-7



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         8


SIGNATURES                                                  9

                          ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS

                                       Mar 31, 1996  Sep 30, 1995
                                        Unaudited      Audited
Current assets:
 Cash                                   $ 176,597    $   46,741
 Accounts receivable-affiliate             15,000        26,532
 Other Assets                              11,597         2,110
                                         ________      ________
  Total Current Assets                    203,194        75,383

Property & Equipment                    1,104,672       956,202
 Less Accumulated Depreciation            (88,370)       (7,890)
                                        _________     _________
                                       $1,219,496    $1,023,695


                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable
    Trade                              $   1,465    $    8,251
    Officer                                3,905         1,455
  Accrued liabilities                        -0-        63,553
                                        ________     _________
    Total Current Liabilities          $   5,370    $   73,259


Stockholders' Equity:
   Common stock-par value of $0.01
   per share; authorized 20,000,000,
   issued 3,660,000 shares                36,600        35,900
  Additional paid-in capital             837,466       831,166
  Retained earnings                      340,060        83,370
                                       _________     _________
 Total Stockholders' equity            1,214,126       950,436
                                       _________     _________
                                       1,219,496     1,023,695

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                              Three Months Ended    Six Month Ended
                               Mar 31,    Mar 31,   Mar 31,   Mar 31,
                               1996       1995      1996       1995

REVENUES:                   $  402,273  $ 360,000 $ 749,576 $ 540,000

EXPENSES:
 Advertising                  119,710     98,009    237,619   260,380
 Salaries & Employee
  Benefits                     62,957     54,671   110,094   136,375
 Depreciation                  41,768        -0-    80,481       -0-
 General & Administrative      39,596     15,187    64,691    56,958
                            _________   ________ _________ _________
                              264,031    167,867   492,885   453,713

  Operating income            138,242    192,133   256,691    86,287

  Income Taxes (Benefit)          -0-     65,500       -0-    29,500
                            _________   ________ _________ _________
 Net income                   138,242  $ 126,633   256,691    56,787
                            _________   ________ _________ _________

 Net income per
   common share            $      .04  $     .04 $     .07 $     .02


Weighted average number of
  shares outstanding        3,601,667  3,390,000 3,595,833 3,390,000

The accompanying notes are an integral part of the financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW


                                           Six Months Ended
                                       Mar 31           Mar 31
                                        1996             1995
                                     (Unaudited)      (Unaudited)
Cash flows from operating
 activities:
  Net income (loss)                  $ 256,691         $  56,787
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
      Depreciation                      80,480               -0-
      Accounts Receivable               14,932            57,290
      Other Assets                      (9,487)              -0-
      Accounts Payable                  (7,737)              -0-
      Accrued liabilities              (63,553)              -0-
                                      ________           _______
      Net cash provided by
       (used in) operating
       activities                      271,326              (503)
                                      ________           _______

Cash flows from investing activities:
 Purchase of equipment                (141,470)              -0-
                                      ________          ________

Net increase (decrease) in cash        129,856              (503)
Cash at beginning of period             46,741             1,297
                                      ________          ________

Cash at end of period                $ 176,597          $    794
                                     _________          ________

Non-cash transaction: During six months ended March 31, 1996, the Company acquired certain assets, including customer list, for 70,000 shares of Company common stock valued at $7,000.



The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

     All of the Company's advertising income was for services rendered to S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A., companies owned by the Company's major stockholder.


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

     Included in the combined results of operations for the period from October 1, 1994 to March 31, 1995 are the following results of the previously separate companies:

                                     Company    Division   Combined

     Six Months ended
      March 31, 1995:
      Revenues                      $    0      $540,000   $540,000
      Net income (loss)             $ (321)       57,108     56,787

     The Company currently offers its advertising services to medical clinics of an affiliated company. In the future, the Company plans to offer these services to other medical clinics.

Note 3.   Summary of Significant Accounting Policies

     Restatement

     The 1995 financial statements have been restated to reflect the combination of the Division as explained in Note 1.

                       ALLIANCE HEALTH, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF INTERIM FINANCIAL INFORMATION


     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operation and Financial Condition

     For the quarter ending March 31, 1996, the Company had a net gain of $138,242. Revenues consisted of $64,500 from Metroplex Specialties for lease of the company's MRI, $337,500 for advertising from S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A. and bank interest in the amount of $273. The income generated from Metroplex Specialties' lease of the Company's MRI is expected to continue at roughly $30,000 per month during the next period. The advertising income generated from S. J. Kechejian, M.D., P.A. is an ongoing arrangement with the Company billed at $270,000 during the quarter; the advertising income generated from Metroplex Specialties, P.A., is an arrangement with the company that began January 1, 1996 billed at $67,500 during the quarter. The quarter's revenue constitutes a 12% increase over the same quarter in 1995. For the six months ended March 31, 1996 and 1995, the Company had a net income of $256,691. Revenues consisted of $141,600 from Metroplex Specialties for the lease of the Company's MRI, $607,500 for advertising from S. J. Kechejian, M.D., P.A. and Metroplex Specialties and $476 in bank interest. The Company's 1996 revenue constitutes a 39% increase over the same six months ended March 31, 1995.

     On March 15, 1996, the Company acquired the assets of Elina & Associates in exchange for 70,000 shares of stock (See Exhibit 1).
The assets purchased had a fair market value of $7,000. The Financial Health division will process third party claims, primarily worker's compensation, for hospitals throughout Texas. The Company expects to expand this division by acquiring accounts as well as giving seminars in the financial recovery area.

     Other expenses during the quarter ended March 31, 1996 included advertising, salaries and employee benefits and other general and administrative costs in the amount of $222,263. This is roughly a 32% increase in expenses from last year at this time partially due to the acquisition of Elina Associates. For the six months ended March 31, 1996, expenses for advertising, salaries and employee benefits and other general and administrative costs were $492,885. This represents only an 8% increase in costs from the six months ended March 31, 1995.

Liquidity and Capital Resources

     The Company had total assets of $1,219,496 at March 31, 1996. Advertising income is expected to continue at approximately $90,000 per month and may increase if S. J. Kechejian, M.D., P.A. or Metroplex Specialties, P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers.

     Current liabilities included accounts payable trade (1,465) and accounts payable officer (3,905). Currently, the Company owes S. J. Kechejian, M.D., P.A. $1,454 for property and workmen's compensation insurance, $1,700 for additional capital contributed and $751 in postage. Postage is billed quarterly and paid quarterly on the 15th day of the following month.

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




DATED: May 20, 1996                 By:  Sarkis J. Kechejian, M.D.
                                         Sarkis J. Kechejian, M.D.
                                         President, Director and
                                         Treasurer