Form 10QSB
period 1996-06-30
ALLIANCE HEALTH INC
filed 1996-08-14
CIK 822434

         U.S. Securities and Exchange Commission
                 Washington, D.C.  20549

                       Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 1996, 3,660,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                  ALLIANCE HEALTH, INC.

                               INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - June 30, 1996 and
            September 30, 1995                              1

          Statement of Loss - Three Months and
            Six Months Ended June 30, 1996                  2

          Statement of Cash Flow - Six Months Ended
            June 30, 1996 and 1995                          3

          Notes to Financial Statements                    4-5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      6-7



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         8


SIGNATURES                                                  9

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS

                                       Jun 30, 1996  Sep 30, 1995
                                        Unaudited      Audited
Current assets:
 Cash                                   $ 317,980    $   46,741
 Accounts receivable-affiliate             22,750        26,532
 Other assets                              22,728         2,110
                                         ________      ________
  Total Current Assets                    363,458        75,383

Property & equipment                    1,118,372       956,202
 Less accumulated depreciation           (130,430)       (7,890)
                                        _________     _________
                                          987,942       948,312
                                        _________     _________
                                       $1,351,400    $1,023,695

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                              $   4,935    $    8,251
    Affiliate                                160         1,455
  Accrued liabilities                      1,429        63,553
  Income taxes payable                    40,100             0
                                        ________     _________
    Total current liabilities             46,624        73,259

Stockholders' equity:
   Common stock-par value of $0.01
   per share; authorized 20,000,000,
   issued 3,660,000 shares                36,600        35,900
  Additional paid-in capital             837,466       831,166
  Retained earnings                      430,710        83,370
                                       _________     _________
 Total stockholders' equity            1,304,776       950,436
                                       _________     _________
                                      $1,351,400    $1,023,695

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                              Three Months Ended   Nine Months Ended
                               Jun 30,    Jun 30,   Jun 30,   Jun 30,
                               1996       1995      1996       1995
REVENUES:                   $ 492,171 $  180,000 $1,241,746 $ 720,000
                              ________ __________ __________ ________


EXPENSES:
 Advertising                  135,531    138,317   373,150   398,697
 Salaries & employee
  Benefits                    111,669     56,166   220,438   192,541
 Depreciation                  42,059      2,783   122,540     2,783
 General & administrative      72,162     31,405   138,178    88,363
                            _________   ________ _________ _________
                              361,421    228,671   854,306   682,384

  Operating income            130,750    (48,671)  387,440    37,616

  Income taxes (benefit)       40,100        -0-    40,100    12,800
                            _________   ________ _________ _________
 Net income                $   90,650  $ (48,671)$ 347,340 $  24,816
                            _________   ________ _________ _________

 Net income per
   common share            $      .04  $    (.02)$     .11 $     .00


Weighted average number of
  shares outstanding        3,601,667  3,390,000 3,595,833 3,390,000

The accompanying notes are an integral part of the financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW

                                          Nine Months Ended
                                       Jun 30           Jun 30
                                        1996             1995
                                     (Unaudited)      (Unaudited)
Cash flows from operating
 activities:
  Net income (loss)                  $ 347,340        $   24,816
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
      Depreciation                     122,540             2,783
      Accounts Receivable                3,782           293,392
     Income Tax Payable                 40,100               -0-
      Other Assets                     (20,618)              -0-
      Accounts Payable                  (4,611)               68
      Accrued liabilities              (62,124)              847
                                      ________           _______
      Net cash provided by
       (used in) operating
       activities                      426,409           321,906
                                      ________           _______

Cash flows from investing activities:
 Purchase of equipment                (155,170)         (100,000)
                                      ________          ________

Net increase (decrease) in cash        271,239           221,906
Cash at beginning of period             46,741             1,297
                                      ________          ________

Cash at end of period                $ 317,980          $223,203
                                     _________          ________

Non-cash transaction: During the nine months ended June 30, 1996, the Company acquired certain assets, including customer list, for 70,000 shares of Company common stock valued at $7,000.



The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

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

     Included in the combined results of operations for the period from October 1, 1994 to March 31, 1995 are the following results of the previously separate companies:

                                     Company    Division   Combined

    Nine Months ended
      June 30, 1995:
      Revenues                      $135,000    $585,000   $720,000
      Net income (loss)             $ 31,214      (6,398)    24,816

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

Results of Operation and Financial Condition

     For the quarter ending June 30, 1996 and 1995, the Company had net income of $90,650 and a loss of $48,671 respectively. Revenues consisted of $105,600 from Metroplex Specialties for lease of the Company's MRI, $294,500 for advertising from S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A. and bank interest in the amount of $1,408. Revenue in the amount of $92,164 was generated by the Financial Health Dept. from workmen's compensation hospital account claims processing and $499 from seminars given. Bank interest was earned in the amount of $1,408. The income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $30,000 per month during the next period. The advertising income generated from S. J. Kechejian, M.D., P.A. is an ongoing arrangement with the Company billed at $202,500 during the quarter; the advertising income generated from Metroplex Specialties, P.A., is an arrangement with the company that began January `1, 1996 billed at $90,000 during the quarter. The quarter's revenue constitutes a 175% increase over the same quarter in 1995. For the nine months ended June 30, 1996, the Company had a net income of $347,340. Revenues consisted of $247,200 from Metroplex Specialties for the lease of the Company's MRI, $900,000 for advertising from S. J. Kechejian, M.D., P.A. and Metroplex Specialties, $1,883 in bank interest, $92,164 from claims processing and $499 from seminars given. The Company's 1996 revenue constitutes a 73% increase over the same nine months ended June 30, 1995 and is attributed to the acquisition of the advertising department in May, 1996 and the Financial Health Department operations which began in March, 1996.

     During the quarter, the Company purchased a new phone system. Other expenses during the quarter ended June 30, 1996 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $361,421. This is roughly a 58% increase in expenses from last year at this time partially due to the acquisition of the assets of Elina & Associates and equipment and leasehold depreciation. For the nine months ended June 30, 1996, expenses for advertising, salaries and employee benefits and other general and administrative costs were $854,306. This represents only a 26% increase in costs from the nine months ended June 30, 1995.

Liquidity and Capital Resources

     The Company had total assets of $1,351,400 at June 30, 1996. Advertising income is expected to continue at approximately $90,000 per month and may increase if S. J. Kechejian, M.D., P.A. or Metroplex Specialties, P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers. Claims processing and seminar income should continue at approximately $30,000 per month and may increase as new accounts are acquired in the Financial Health Department.

     Current liabilities included accounts payable trade ($4,935), accounts payable affiliates ($161), accrued payroll taxes ($1,429) and accrued income tax ($40,100).

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




DATED: July 31, 1996                 By: Sarkis J. Kechejian, M.D.
                                         Sarkis J. Kechejian, M.D.
                                         President, Director and
                                         Treasurer