Form 10KSB
period 1996-09-30
ALLIANCE HEALTH INC
filed 1997-01-27
CIK 822434

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996
Commission file number 33-17387

                           ALLIANCE HEALTH, INC.
   (Exact name of registrant as specified in its charter)

         Delaware                                       75-219377
(State or other jurisdiction of                (I.R.S. Employer I.D.#)
incorporation or organization)

421 E. Airport Freeway, Irving, Texas                     75062
(Address of principal executive office)                 (Zip Code)

Issuer's telephone number, including area code (972)-255-5533

Securities registered under Section 12(b) of the Exchange Act:
                                               Name of each exchange on
        Title of each class                         which registered
--------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
__________________________________________________________________________
                            (Title of class)
__________________________________________________________________________
                            (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X      No

     State issuer's revenues for its most recent fiscal year $1,498,934.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. No market for common stock.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X
No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,590,000

                           PART I.

Item 1.      Description of Business

     Alliance Health, Inc. ("Company") was incorporated on September 4, 1987. It had no business activity until July 1989 at which time it began to operate, through its wholly owned subsidiary, Alliance KMC, Inc., one clinic in Dallas, Texas, which it closed the same year.

     On May 12, 1995, the Company acquired from K Clinics, P.A. ("K Clinics"), the marketing division of K Clinics. The marketing division will continue to contract to perform advertising and marketing services for
S. J. Kechejian, M.D., P.A.'s 19 medical clinics in the Dallas/Ft. Worth Metroplex. All of the Company's business is now with companies owned by
S. J. Kechejian, M.D., the Company's President and 91% stockholder.

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

     Alliance Health is developing a Management Service Organization (MSO) which will not only provide systems for data entry, billing, collections, transcription, analytical reports and all administrative functions, including physician recruitment, but will develop marketing and advertising strategies that will be forerunners in this market. The MSO will be offering all or any of the services to participants and will continually attempt to develop new and innovative methods to improve patient care, analysis and control costs.

     The Company intends to contract with individuals or groups of physicians to provide comprehensive management services for a fee. The MSO relationship goal is to create an integrated delivery system that will deal effectively with the issue of governance and policy setting for the overall relationship and create a "partnership" between the medical group and MSO.

     Alliance Health will not only provide the referenced services but will avidly search for practices that are for sale in prime locations and purchase the assets of those practices. At that point, the Company will locate a physician to lease the assets, and create a "partnership" between the physician and the MSO.

     Metroplex Specialties, P.A. is one of the "partnerships" of the Company. On October 23, 1995 the Company began leasing an MRI it purchased and installed at 200 W. Colorado Blvd., Dallas, Texas to Metroplex Specialties, P.A., an association owned and operated by S. J. Kechejian, M.D., the Company's President and 91% shareholder. In the year 1996 revenue was $409,800. As the medical groups in "partnership" with the MSO increase in other areas, the potential for specialty services will increase also and the Company will consider purchasing additional specialty equipment to be leased by the medical group.

     Alliance Health has the experience through its association with K Clinics in the Dallas/Fort Worth area to offer the services of an MSO. K Clinic has developed innovative marketing, advertising and administrative services over the past ten years in conjunction with S. J. Kechejian, M.D., P.A. In May 1995 the division of K Clinics that developed these systems was sold to Alliance Health, Inc. for the further development of the MSO and offering of additional administrative and specialty services to physicians and medical groups. Alliance Health, Inc.'s business objective is to promote the practice of quality, caring, professional medicine, and develop systems to contain costs and research methods of organizational administration to meet the changing structure of the medical profession into the new millineum.

     The Company is arranging for the lease of a building suitable for a medical clinic through Alliance KMC, Inc. in Tyler, Texas, effective November, 1996. At this time the Company and Aldine Medical Associates ("Aldine") are in negotiations for Aldine to operate the medical practice at this clinic. It is expected that the Company and Aldine will enter into a Management Service Agreement whereby all administrative, billing and collecting functions will be performed by the Company. The Company expects to loan Aldine start up operating costs paid back with an interest rate of ten percent (10%).

     All furniture, fixtures, and equipment (FF&E) will be leased to Aldine at cost plus fifteen percent (15%). The majority of the FF&E to be leased to Aldine for the Tyler clinic is from the Aldine Medical Clinic of Houston (now closed) and any additional FF&E required will be purchased by the Company and leased at the same rate.

Item 2.    Description of Property

     The Company does not own any real property.

Item 3.    Legal Proceedings

     The Company is not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                           PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     On September 30, 1996 the approximate number of holders of record of the Company common stock was 306. The Company's common stock has no established trading market.

     The Company has never paid any dividends on the common stock and does not expect to do so in the foreseeable future.

Item 6.    Management's Discussion and Analysis or Plan of Operation

     Prior to May 1995, the Company had no operating business since June 1990. On May 12, 1995, the Company purchased the Marketing Division of K Clinics which included $285,879 in cash, in exchange for one million two hundred thousand (1,200,000) shares of common stock of the Company. K Clinics is wholly owned by Sarkis J. Kechejian, M.D. who is also the principal shareholder of the Company.

     The acquisition of K Clinics' Marketing Division has been accounted for in a manner similar to the pooling-of-interests method due to Dr. Kechejian's control of the respective companies. Accordingly, the Company's combined financial statements included in this annual report and discussed hereunder are presented as if the acquisition had occurred on October 1, 1994.

     Market services income for fiscal year ended September 30, 1996 was $1.085,000 compared to $1,080,000 for fiscal year ended September 30, 1995.

     The Company also entered into an agreement with Metroplex
Specialties, Inc. for the lease of its MRI. The revenue from Metroplex Specialties, Inc. is on a per scan basis and is expected to continue at roughly $30,000 per month during the next year. The Company acquired the net assets of a hospital collection service during the year, but the transaction was later rescinded and the operations are shown as other income and expenses in the accompanying combined statement of income. The total income (after removing the collection service income) was an increase of approximately 38% over 1995.

     Expenses in fiscal year 1996 increased only 15% over fiscal year
1995. This was due primarily to the additional depreciation expense of the new MRI. General and administrative expenses decreased 32% during the 1996 year while salaries and employee benefits increased only 10% in fiscal year 1996.

     The Company is discontinuing the management of the Aldine Medical Clinic in Houston. Until the proper business development person can be hired, the Company feels the Houston location cannot be profitable. The Aldine Medical Clinic was closed and all assets removed. At the September 26, 1996 Board of Director's meeting, it was decided to discontinue the operation.

     Salaries and employee benefits increased six percent due to general increases in salaries and benefits.


Liquidity and Financial Resources

     The Company had $364,958 in cash at September 30, 1996.

     The Company has a lease agreement with Metroplex Specialties for the MRI at $300/per scan. It is expected this lease will continue to produce approximately $30,000 per month.

     The Company receives $90,000 per month from S. J. Kechejian, M.D., P.A. for marketing services. This is an ongoing arrangement acquired with the marketing division from K Clinics. It is anticipated the revenue for marketing services will increase 10% in the next year as S. J. Kechejian, M.D., P.A. is expected to add additional clinic locations thus increasing the need for additional marketing services.


     The Company has no long term debt outstanding at year end. Income from the marketing division and lease of the MRI are expected to be sufficient cash flow to cover all operating and administrative expenses.

Item 7.    Financial Statements

     Financial statements in response to Item 7 are presented on pages F-1 through F-10.

                   ALLIANCE HEALTH, INC.

      INDEX TO AUDITED COMBINED FINANCIAL STATEMENTS


                                                                   Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-2

Combined Balance Sheets at September 30, 1996 and 1995 . . . . . . .F-3

Combined Statements of Income for the Years Ended
       September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .F-4

Combined Statements of Changes in Stockholders' Equity
       for the Years Ended September 30, 1996 and 1995 . . . . . . .F-5

Combined Statements of Cash Flows for the Years Ended
       September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .F-6

Notes to Combined Financial Statements . . . . . . . . . . . . . . .F-7

                INDEPENDENT AUDITORS' REPORT


Board of Directors
Alliance Health, Inc.

We have audited the accompanying combined balance sheets of Alliance
Health, Inc. as of September 30, 1996 and 1995, and the related combined statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            Jackson & Rhodes P.C.

Dallas, Texas
November 13, 1996

                    ALLIANCE HEALTH, INC.
                   COMBINED BALANCE SHEETS
                 September 30, 1996 and 1995


                           ASSETS

                                                   1996          1995

Current assets:
   Cash                                         $ 364,958     $  46,741
   Accounts receivable - affiliates (Note 6)       63,350        26,532
   Other assets                                     1,996         2,110
   Federal income taxes receivable                  4,926             -
         Total current assets                     435,230        75,383

Property and equipment (Note 3)                 1,111,422       956,202
   Less accumulated depreciation                 (172,481)       (7,890)
                                                  938,941       948,312

                                               $1,374,171    $1,023,695



            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable: (Note 6)
      Trade                                     $  33,246     $   8,251
      Officer                                         171         1,455
   Accrued liabilities                              1,356        63,553
         Total current liabilities                 34,773        73,259

Deferred income taxes                              63,238          -

Commitments and contingencies (Note 5)               -             -

Stockholders' equity:
   Common stock, $.01 par, 20,000,000 shares
      authorized, issued and outstanding
      3,590,000 shares                            35,900        35,900
   Paid-in capital                                831,166       831,166
   Retained earnings                              409,094        83,370
         Total stockholders' equity             1,276,160       950,436

                                               $1,374,171    $1,023,695

  See accompanying notes to combined financial statements.

                       ALLIANCE HEALTH, INC.
                  COMBINED STATEMENTS OF INCOME
            Years Ended September 30, 1996 and 1995




                                                    12 Mos. Ended
                                             Sep. 30            Sep. 30
                                               1996              1995

Revenues:
   Advertising income from affiliate
    (Note 6)                           $    1,085,000      $    1,080,000
    MRI income from affiliate (Note 6)        409,800                -
     Interest                                   4,134               2,756
                                            1,498,934           1,082,756

Expenses:
     Advertising                              542,673             532,217
     Salaries and employee benefits           224,279             201,945
     Depreciation                             164,591               7,890
     General and administrative               115,293             170,098
                                            1,046,836             912,150

Operating income                              452,098             170,606

Other income (expenses):
     Loss on collection services (Note 7)    (54,136)                  -

Income before taxes                          397,962              170,606

Income taxes (Note 4)                         72,238               36,300

     Net income                          $   325,724           $  134,306


Earnings per common share                $      0.09            $    0.04

Weighted average number of
     common shares outstanding             3,590,000            3,402,500








     See accompanying notes to combined financial statements.

                       ALLIANCE HEALTH, INC.
                  COMBINED STATEMENTS OF CHANGES
                      IN STOCKHOLDERS' EQUITY
              Years Ended September 30, 1996 and 1995



                         Common Stock    Additional
                                   Par   Paid-In   Retained  Treasury
                        Shares    Value   Capital   Earnings    Stock     Total
Balance, 9-30-94   4,000,000 $ 40,000 $ 165,000   $ (5,936) $(51,100) $147,964

Sale of Common       200,000    2,000   598,000         -         -    600,000
 Stock

Contribution of            -        -    68,166         -         -     68,166
 Capital

Cancellation of     (610,000)  (6,100)       -     (45,000)   51,100        -
 treasury stock

Net Income                -         -        -      134,306       -    134,306

Balance, 9-30-95   3,590,000   35,900   831,166      83,370       -    950,436

Net Income                -         -        -      325,724       -    325,724

Balance, 9-30-96   3,590,000 $ 35,900 $ 831,166    $409,094   $   - $1,276,160



















    See accompanying notes to combined financial statements.

                      ALLIANCE HEALTH, INC.
                  COMBINED STATEMENTS OF CASH FLOWS
                Years Ended September 30, 1996 and 1995

                                             1996          1995
Cash flows from operating activities:
     Net income                         $    325,724  $   134,306
     Adjustments to reconcile net income
      to net cash provided by operating
       activities:
       Depreciation                          164,591        7,890
       Accounts receivable                   (36,818)     149,301
       Other assets                              114       (2,110)
       Income tax receivable                  (4,926)           -
       Accounts payable                       23,712        8,251
       Accrued liabilities                   (62,198)      63,553
       Deferred income taxes                  63,238            -
        Net cash provided by operating
             activities                      473,437      361,191

Cash flows from investing activities:
      Purchase of equipment                 (155,220)    (956,202)

Cash flows from financing activities:
     Issuance of common stock                     -       600,000
     Additional contribution of capital           -        68,166
     Net change in due to stockholder             -        (3,145)
     Net change in due to affiliates                      (24,566)
          Net cash provided by
                 financing activities             -       640,455

          Net increase in cash               318,217       45,444

     Cash at beginning of year                46,741        1,297

     Cash at end of year                $    364,958   $   46,741

Income taxes paid                       $     13,926   $        -









    See accompanying notes to combined financial statements.

                  ALLIANCE HEALTH, INC.
          Notes to Combined Financial Statements
               September 30, 1996 and 1995


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

  Included in the combined results of operations for the period from October 1, 1994 to May 12, 1995, are the following results of the previously separate companies:

                                 Company   Division   Combined
  Period from October 1, 1994 to
      May 12, 1995 (unaudited):
      Revenues                     $    -    $675,000   $675,000
      Net income (loss)            $    -    $ 65,109   $ 65,109

  The Company currently offers its advertising and management services to medical clinics of affiliated companies.

  2. Summary of Significant Accounting Policies

  Use of Estimates and Assumptions

  Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  Statement of Cash Flows

  For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

  Property and Equipment

  Property and equipment are stated at cost. Cost of property renewals and betterments are capitalized; cost of property maintenance and repairs are charged against operations as incurred.
                        F-7

               ALLIANCE HEALTH, INC.
       Notes to Combined Financial Statements


2.  Summary of Significant Accounting Policies (Continued)

Property and Equipment(Continued)

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

  3. Property and Equipment

  Property and equipment consisted of the following at September
  30:
                                        1996            1995
     Equipment (principally magnetic
     nance imaging)                 $  963,074        $867,113
     Leasehold improvements            109,348          50,089
     Furniture and fixtures             39,000          39,000
                                    $1,111,422        $956,202

               ALLIANCE HEALTH, INC.
       Notes to Combined Financial Statements

  4.    Income Taxes

  Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the periods ended
  September 30:

                                             1995         1996
    Expected provision for federal
     income taxes                          $135,000      $58,000
    Utilization of net operating loss
      carry forward for earnings after
      acquisition of K Clinics              (66,000)     (21,700)
    Other                                     3,238           -
                                           $ 72,238      $36,300

  Income tax expense for each year consisted of current taxes.

  The components of the deferred tax asset (liability) are as follows at September 30:

                                           1995         1996
   Depreciation                        $ (56,269)     $(38,700)
   Cash basis                             (6,969)           -
     Deduction of sales tax expense           -        (21,500)
     Net operating loss carryforward          -         91,700
     Deferred tax asset valuation
       allowance                              -        (31,500)
                                       $ (63,238)     $     -

  5.  Commitments and Contingencies

  Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

  The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments.

  6.   Related Party Transactions

  All of the Company's advertising income and MRI income was for services rendered to various affiliated companies owned by the Company's major stockholder.

   During 1995, the Company paid certain salaries, amounting to $43,099, on behalf of S. J. Kechejian, M.D., P.A., an affiliated company, in lieu of paying the affiliate an administrative fee. As of May 1995, the Company discontinued paying certain salaries on behalf of Dr. Kechejian, and began paying a monthly service fee. Administrative fees for 1996 and 1995 were $25,000 and $17,500, respectively.

  During 1995, the Company acquired $87,000 of property and equipment from an affiliate.

  The Company leases its office space on a month-to-month basis from S. J. Kechejian, M.D., P.A., an affiliated company. The amount paid in 1996 and 1995 was $52,500 and $22,500, respectively.

  7. Loss on Collection Services

  During 1996, the Company acquired, for 70,000 shares of common stock, the net assets of a collection service company. However, the transaction was later rescinded and the operations of the service are shown as other income and expenses in the accompanying combined statement of income for the year ended September 30, 1996.

  Item 8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

             None.

                       Part III

  Item 9.  Directors, Executive Officers, Promoters and Control
             Persons, Compliance with Section 16(A) of the Exchange Act

       The executive officers and directors of Alliance Health, Inc. are identified in the following table. Each has held the indicated positions with Alliance Health, Inc. since May 19, 1995, and will serve in these offices until their successors are elected and qualified.

       NAME                         AGE             POSITION

  Sarkis J. Kechejian               58       President, Treasurer
                                             and Chairman of the Board

  Sharilyn J. Bruntz Wilson         46       Vice-President and
                                               Secretary

  Kenneth Guest                     57       Director

  James Kenney                      55       Director

  George Nicolaou, M.D.             75       Director

  Mac Martirossian                  42       Director

       Dr. Kechejian has been president and sole owner of S. J. Kechejian, M.D., P.A. dba Doctor's Clinic which consists of nineteen clinics treating patients injured on the job or in auto accidents, and its affiliated management company, K Clinics, P.A., since 1991.

       Ms. Wilson is Secretary and Chief Financial Officer of S. J. Kechejian, M.D., P.A. and K Clinics, P.A. since 1991.

   Mr. Guest is an attorney who has been practicing in the Dallas area since 1965.

   James W. Kenney has been a Director since September, 1992. He is currently associated with San Jacinto Securities, Inc. as Executive Vice President to which office he was elected in 1992. From February, 1992 to June, 1993 he served as Vice President of Investments for Renaissance Capital Group, Inc. From October, 1989 to February, 1992 he served as Senior Vice President, Director of Trading and Sales for Capital Institutional Services.

   Dr. Nicolaou is a retired physician. He joined the Board in 1995.

   Mac Martirossian joined the Board on May 17, 1996. He joined Howard Schultz & Associates as Vice President-Marketing in January, 1996. From April 1989 to August 1995, he served in various Executive Management positions at AMRE, Inc., with his last position as Vice President-Operations.

  Item 10.  Executive Compensation

  Cash Compensation

   For the fiscal year ended September 30, 1996, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $56,618.70 and was the only officer to receive compensation in the year ended September 30, 1996.

  Compensation of Directors

       Directors received $300.00 for each of the two Board of Director's meetings attended.

  Item 11.  Security Ownership of Certain Beneficial Owners and
            Managers

       The following information is submitted as of November 30, 1996 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

  Name and Address of          Amount Bene-            Approximate
  Beneficial Owner           ficially owned             Percent of
  Class

  Sarkis J. Kechejian, M.D.     3,259,518                  91%
  421 E. Airport Freeway
  Irving, Texas  75062

  Sharilyn J. Bruntz Wilson, Vice President, owns 119 shares, not more than 5% of common stock.

  Item 12.  Certain Relationships and Related Transactions

  The Company's only customers are S. J. Kechejian, M.D., P.A.
  and Metroplex Specialties, P.A., both professional corporations wholly owned by S. J. Kechejian, M.D. Aldine Medical Associates, a professional corporation wholly owned by S. J. Kechejian, M.D., and the Company are negotiating a Medical Services Agreement for the operation of a clinic in Tyler, Texas. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents. Dr. Kechejian owns, directly or indirectly, 3,259,518 shares of Common Stock of the Company (91% of the outstanding shares).

  Furthermore, the Company's office facilities are located in the same office building owned by Dr. Kechejian. The Company will offer its services to non-affiliated physician groups and clinics, but there is no assurance that the Company will be able to secure any additional, non-affiliated business.


                       PART IV.


  Item 13.  Exhibits and Reports on Form 8-K

   a.        Exhibit 27, Financial Data Schedule

   b.        None

                      SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ALLIANCE HEALTH, INC.



  DATED:    December 22, 1996      By:  Sarkis J. Kechejian, M.D.
                                   Sarkis J. Kechejian, M.D.
                                   Chairman of the Board,
                                   President and Treasurer


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  DATED:   December 22, 1996   Sarkis J. Kechejian, M.D.
                               Chairman of the Board and
                               President and Treasurer

  DATED:   December 22, 1996   James Kenney
                               Director

  DATED:   December 22, 1996   George Nicolaou, M.D.
                               Director

  DATED:   December 22, 1996   Kenneth Guest
                               Director

  DATED:   December 22, 1996   Mac Martirossian
                               Director