Form 10QSB
period 1996-12-31
ALLIANCE HEALTH INC
filed 1997-02-14
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1996

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

                            (972)-255-5533
                      (Issuer's telephone number)
       ____________________________________________________________
          (Former name, former address and former fiscal year,
                      if changed since last year)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                           Yes   X    No


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1996, 3,590,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                      ALLIANCE HEALTH, INC.

                               INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - December 31, 1996 and
            September 30, 1996                              1

          Statement of Loss - Three Months
            Ended December 31, 1996 and
            December 31, 1995                               2

          Statement of Cash Flow - Three Months Ended
            December 31, 1996 and 1995                      3

          Notes to Financial Statements                    4-5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      6-7



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         8


SIGNATURES                                                  9

                        ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS

                                       Dec 31, 1996  Sep 30, 1996
                                        Unaudited      Audited
Current assets:
 Cash                                   $ 597,132    $  364,958
 Accounts receivable-affiliate             30,850        63,350
 Other assets                              14,206         1,996
 Federal Income Tax Receivable              4,926         4,926
                                         ________      ________
  Total Current Assets                    647,114       435,230

Property & equipment                    1,111,422     1,111,422
 Less accumulated depreciation           (214,781)     (172,481)
                                        _________     _________
                                          896,641       938,941
                                        _________     _________
                                       $1,543,755    $1,374,171

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable
    Trade                              $      -0-    $   33,246
    Affiliate                                 -0-           171
  Accrued liabilities                         188         1,356
                                         ________     _________
    Total current liabilities                 188        34,773

Deferred Income Taxes                      63,238        63,238

Stockholders' equity:
   Common stock-par value of $0.01
   per share; authorized 20,000,000,
   issued 3,590,000 shares                 35,900        35,900
  Additional paid-in capital              831,166       831,166
  Retained earnings                       613,263       409,094
                                        _________     _________
 Total stockholders' equity             1,480,329     1,276,160
                                        _________     _________
                                       $1,543,755    $1,374,171

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                   Three Months Ended
                                    Dec 31,    Dec 31,
                                     1996       1995
REVENUES:                          $ 448,116 $ 347,303

EXPENSES:
 Advertising                          92,787   117,909
 Salaries & employee
  Benefits                            59,579    47,137
  Depreciation                        42,300    38,713
 General & administrative             76,723    25,095
                                    ________ _________
                                     271,389   228,854

  Operating income                   176,727   118,449

  Other Income
   Gain on Collection Services        27,442       -0-
                                   _________ _________
 Net income                        $ 204,169 $ 118,449


 Net income per
   common share                    $     .05 $     .03


Weighted average number of
  shares outstanding               3,590,000 3,590,000

The accompanying notes are an integral part of the financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW


                                         Three Months Ended
                                       Dec 31           Dec 31
                                        1996             1995
                                     (Unaudited)      (Unaudited)

Cash flows from operating
 activities:
  Net income (loss)                  $ 204,169        $  118,449
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
      Depreciation                      42,300            38,713
      Accounts Receivable               32,500             8,532
      Other Assets                     (12,210)             (623)
      Accounts Payable                 (33,417)           (8,002)
      Accrued liabilities               (1,168)          (63,553)
                                       ________          _______
      Net cash provided by
       (used in) operating
       activities                      232,174            93,516
                                      ________           _______

Cash flows from investing activities:
 Purchase of equipment                     -0-          (137,970)
                                      ________          ________

Net increase (decrease) in cash        232,174           (44,454)
Cash at beginning of period            364,958            46,741
                                      ________          ________

Cash at end of period                $ 597,132          $ 2,287
                                     _________          ________


The accompanying notes are an integral part of these financial statements.

                        ALLIANCE HEALTH, INC.

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

     All of the Company's advertising income was for services rendered to S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc., companies owned by the major stockholder.


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

     Included in the combined results of operations for the period from October 1, 1994 to May 12, 1995 are the following results of the previously separate companies:

                               Company    Division   Combined
    Period from Oct. 1, 1994
     To May 12, 1995 (unaudited)
      Revenues                $    -0-    $675,000   $675,000
      Net income (loss)       $    -0-      65,109     65,109

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

Results of Operation and Financial Condition

     For the quarter ending December 31, 1996 and 1995, the Company had net income of $204,169 and $118,449 respectively. Revenues consisted of $154,000 from Metroplex Specialties for lease of the Company's MRI, $290,000 for advertising from S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. and bank interest in the amount of $3,616. Revenue in the amount of $27,442 was generated by a hospital collection agency the Company acquired the net assets of during the year ended September 30, 1996. This transaction was later rescinded and the operations are shown as other income in the accompanying combined statement of income. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $40,000 to $50,000 per month during the next period. The advertising income generated from S. J. Kechejian, M.D., P.A., is an ongoing arrangement with the Company billed at $207,500 during the quarter; the advertising income generated from Metroplex Specialties, P.A., is an ongoing arrangement with the Company billed at $67,500 during the quarter and the advertising income generated from Metro Pharmacy, Inc., is an ongoing arrangement with the Company billed at $15,000 during the quarter.
The quarter's revenue constitutes a 37% increase over the same quarter in 1995.

     The expenses during the quarter ended December 31, 1996 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $271,389. This is roughly a 19% increase in expenses over the same quarter last year partially due to production consulting and maintenance performed on the Company's MRI.

     The Company has negotiated a Management Service Agreement with Aldine Medical Associates ("Aldine"). As part of the start up costs for the facility, the Company will loan Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine will also pay a management service fee for each patient over 400 patients per month at a rate of $25 per patient.

Liquidity and Capital Resources

     The Company had total assets of $1,543,755 at December 31, 1996. Advertising income is expected to continue at approximately $100,000 per month and may increase if S. J. Kechejian, M.D., P.A. or Metroplex Specialties, P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers.

     Current liabilities consisted of accrued payroll taxes in the amount of $188.

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




DATED: February 13, 1997         By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Director and
                                      Treasurer