Form 10KSB/A
period 1996-10-30
ALLIANCE HEALTH INC
filed 1997-03-04
CIK 822434

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-KSB-A

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

  Name and Address of          Amount Bene-            Approximate
  Beneficial Owner           ficially owned             Percent of
  Class

  Sarkis J. Kechejian, M.D.     2,809,518                  78%
  421 E. Airport Freeway
  Irving, Texas  75062

  Nishan J. Kechejian, M.D.       450,000                 12.5%
  824 Oak St.
  Brockton, MA  02401

                                SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ALLIANCE HEALTH, INC.



  DATED:    March 1, 1997          By:  Sarkis J. Kechejian, M.D.
                                   Sarkis J. Kechejian, M.D.
                                   Chairman of the Board,
                                   President and Treasurer


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  DATED:   March 1, 1997       Sarkis J. Kechejian, M.D.
                               Chairman of the Board and
                               President and Treasurer

  DATED:   March 1, 1997       James Kenney
                               Director

  DATED:   March 1, 1997       George Nicolaou, M.D.
                               Director

  DATED:   March 1, 1997       Kenneth Guest
                               Director

  DATED:   March 1, 1997       Mac Martirossian
                               Director