Form 10KSB/A
period 1996-09-30
ALLIANCE HEALTH INC
filed 1997-05-08
CIK 822434

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

Securities registered under Section 12(b) of the Exchange Act:
                                                    Name of each exchange on
        Title of each class                            which registered
-----------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
_____________________________________________________________________________
                            (Title of class)
_____________________________________________________________________________
                            (Title of class)

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

     State the aggregate market value of the voting stock held by non-ffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. No market for common stock.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribu-
tion of securities under a plan confirmed by a court.  Yes X      No

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

     The Company's primary source of income during the year was from the marketing service and was $1,085,000 compared to $1,080,000 in 1995. The marketing income was up for the year due to a marketing arrangement made with Metro Pharmacy, Inc. in September, 1996. This will increase the marketing income during 1996-1997 approximately $60,000 or to $1,140,000 for the year. Other marketing income was generated from S. J. Kechejian, M.D., P.A. and Metroplex Specialties, Inc. and is expected to increase with the opening of additional clinics. The Company also entered into an agreement with Metroplex Specialties, Inc. for the lease of its MRI. The revenue from Metroplex Specialties, Inc. is on a per scan basis and is expected to continue at roughly $30,000 per month during the next year. The Company acquired the net assets of a hospital collection service during the year, but the transaction was later rescinded and the operations are shown as other income and expenses in the accompanying combined statement of income. The total income (after removing the collection service income) was an increase of approximately 38% over 1995.

     Expenses in 1996 increased 15% over 1995. This was due primarily to the additional depreciation expense of the new MRI. General and administrative expenses decreased 32% during the 1996 year while salaries and employee benefits increased 10% in 1996.

     The Company is discontinuing the management of the Aldine Medical Clinic in Houston. Until the proper business development person can be hired, the Company feels the Houston location cannot be profitable. The Aldine Medical Clinic was closed and all assets removed. At the September 26, 1996 Board of Director's meeting, it was decided to discontinue the operation.

     The Company has arranged for a lease on a location in Tyler, Texas, effective November, 1996. At this time the Company and Aldine Medical Associates ("Aldine") are in negotiations for Aldine to operate the medical practice at this clinic. It is expected that the Company and Aldine will enter into a Management Service Agreement whereby all administrative, billing and collecting functions will be performed by the Company. The Company expects to loan Aldine start up operating costs paid back with an interest rate of ten percent (10%).

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

                       ALLIANCE HEALTH, INC.
           Notes to Combined Financial Statements

4.   Income Taxes

Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the periods ended September 30:

                                             1996         1995
    Expected provision for federal
     income taxes                          $135,000      $58,000
    Utilization of net operating loss
      carry forward for earnings after
      acquisition of K Clinics              (66,000)     (21,700)
    Other                                     3,238           -
                                           ________      _______
                                           $ 72,238      $36,300

  Income tax expense for each year consisted of current taxes.

  The components of the deferred tax asset (liability) are as follows at September 30:

                                          1996           1995
   Depreciation                        $ (56,269)     $(38,700)
   Cash basis                             (6,969)           -
     Deduction of sales tax expense           -        (21,500)
     Net operating loss carryforward          -         91,700
     Deferred tax asset valuation
       allowance                              -        (31,500)
                                       ________      _________
                                      $ (63,238)     $      -

                       Part III

       Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(A) of the Exchange Act

       The executive officers and directors of Alliance Health, Inc. are identified in the following table. Each has held the indicated positions with Alliance Health, Inc. since May 19, 1995, except Mac Martirossian who was elected to the Board on May 17, 1996, and will serve in these offices until their successors are elected and qualified.

       NAME                     AGE             POSITION

  Sarkis J. Kechejian            58     President, Treasurer
                                        and Chairman of the Board

  Sharilyn J. Bruntz Wilson      46     Vice President and
                                        Secretary

  Kenneth Guest                  57     Director

  James Kenney                   55     Director

  George Nicolaou, M.D.          75     Director

  Mac Martirossian               42     Director

       Dr. Kechejian is also president and sole owner of S. J.
  Kechejian, M.D., P.A. dba Doctor's Clinic which consists of nineteen clinics treating patients injured on the job or in auto accidents.

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

     James W. Kenney has been a Director since September, 1992. He is currently associated with San Jacinto Securities, Inc. as Executive Vice President. From February, 1992 to June, 1993 he served as Vice President of Investments for Renaissance Capital Group, Inc. From October, 1989 to February, 1992 he served as Senior Vice President, Director of Trading and Sales for Capital Institutional Services. From February, 1987 to October, 1989, he served as Senior Vice President for retail sales for Rauscher Pierce Refsnes, Inc. Mr. Kenney received a BA degree in economics from the University of Colorado in Boulder, Colorado. Mr. Kenney also currently serves on the Board of Directors of the following companies: AmeriShop Corporation, Consolidated Health Care Associates, Inc., Industrial Holdings, Inc., Scientific Measurement Systems, Tecnol Medical Products, Inc., and Tricom Corporation.

       Dr. Nicolaou is a retired physician. He has extensive business experience doing consulting work.

       Mac Martirossian joined the Board as a Director on May 17,
  1996. He joined Howard Schultz & Associates as Vice President-Marketing in January, 1996. From April 1989 to August 1995, he served in various Executive Management positions at AMRE, Inc., with his last position as Vice President-Operations.

                      SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                ALLIANCE HEALTH, INC.



  DATED:   May 6, 1997        By:  Sarkis J. Kechejian,M.D.
                                   Chairman of the Board,
                                   President and Treasurer


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  DATED:   May 6, 1997         _________________________
                               Sarkis J. Kechejian, M.D.
                               Chairman of the Board and
                               President and Treasurer

  DATED:   May 6, 1997         __________________________
                               James Kenney
                               Director

  DATED:   May 6, 1997         __________________________
                               George Nicolaou, M.D.
                               Director

  DATED:   May 6, 1997         __________________________
                               Kenneth Guest
                               Director

  DATED:   May 6, 1997         __________________________
                               Mac Martirossian
                               Director