Form 10QSB
period 1997-03-31
ALLIANCE HEALTH INC
filed 1997-05-19
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

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

                  ALLIANCE HEALTH, INC.

                               INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - March 31, 1997 and
            September 30, 1996                               1

          Statement of Loss - Three Months
            And Six Months Ended March 31, 1997              2


          Statement of Cash Flow - Six Months Ended
            March 31, 1997 and 1996                          3

          Notes to Financial Statements                    4-5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      6-7



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         8


SIGNATURES                                                  9

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS

                                       Mar 31, 1997  Sep 30, 1996
                                        Unaudited      Audited
Current assets:
 Cash                                   $ 667,420    $  364,958
 Accounts receivable-affiliate            253,245        63,350
 Other assets                              39,726         1,996
 Federal Income Tax Receivable              4,926         4,926
                                         ________      ________
  Total Current Assets                    965,317       435,230

Property & equipment                    1,111,422     1,111,422
 Less accumulated depreciation           (257,081)     (172,481)
                                        _________     _________
                                          854,341       938,941
                                        _________     _________
                                       $1,819,658    $1,374,171

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                              $      -0-    $   33,246
    Affiliate                                 519           171
  Accrued liabilities                         541         1,356
                                         ________     _________
    Total current liabilities               1,060        34,773

Deferred Income Taxes                      28,613        63,238

Stockholders' equity:
   Common stock-par value of $0.01
   per share; authorized 20,000,000,
   issued 3,590,000 shares                 35,900        35,900
  Additional paid-in capital              831,166       831,166
  Retained earnings                       922,919       409,094
                                        _________     _________
 Total stockholders' equity             1,789,985     1,276,160
                                        _________     _________
                                       $1,819,658    $1,374,171

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                              Three Months Ended    Six Month Ended
                               Mar 31,    Mar 31,   Mar 31,   Mar 31,
                               1997        1996      1997      1996
REVENUES:                   $ 603,926  $ 402,273 $1,079,484 $749,576
EXPENSES:
 Advertising                  137,557    119,710    230,344  237,619
 Salaries & Employee
  Benefits                     70,321     62,957    130,119  110,094
 Depreciation                  42,300     41,768     84,600   80,481
 General & Administrative      59,908     39,596    120,596   64,691
                            _________   ________  _________ ________
                              310,086    264,031    565,659  492,885

  Operating income            293,840    138,242    513,825  256,691

  Income Taxes (Benefit)          -0-        -0-        -0-      -0-
                            _________   ________ _________ _________
 Net income                   293,840  $ 138,242   513,825   256,691
                            _________   ________ _________ _________

 Net income per
   common share            $      .08  $     .04 $     .14 $     .07

Weighted average number of
  shares outstanding        3,590,000  3,601,667 3,590,000 3,595,833

The accompanying notes are an integral part of the financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW


                                           Six Months Ended
                                       Mar 31           Mar 31
                                        1997             1996
                                     (Unaudited)      (Unaudited)
Cash flows from operating
 activities:
  Net income (loss)                  $ 513,825         $ 256,691
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
      Depreciation                      84,600            80,480
      Accounts Receivable             (189,895)           14,932
      Other Assets                     (37,730)           (9,487)
      Accounts Payable                 (32,898)           (7,737)
      Accrued liabilities              (35,440)          (63,553)
                                      ________           _______
      Net cash provided by
       (used in) operating
       activities                      302,462           271,326
                                      ________           _______

Cash flows from investing activities:
 Purchase of equipment                     -0-          (141,470)
                                      ________          ________

Net increase (decrease) in cash        302,462           129,856
Cash at beginning of period            364,958            46,741
                                      ________          ________

Cash at end of period                $ 667,420          $176,597
                                     _________          ________




The accompanying notes are an integral part of these financial statements.

                        ALLIANCE HEALTH, INC.

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

Results of Operation and Financial Condition

     For the quarter ending March 31, 1997 and 1996, the Company had net income of $293,840 and $138,242 respectively. Revenues consisted of $181,800 from Metroplex Specialties for lease of the Company's MRI, $400,000 for advertising from S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. and bank interest in the amount of $5,014. Revenue in the amount of $17,112 was generated through collections. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $40,000 to $50,000 per month during the next period. The advertising income generated from S. J. Kechejian, M.D., P.A., is an ongoing arrangement with the Company billed at $290,000 during the quarter; the advertising income generated from Metroplex Specialties, P.A., is an ongoing arrangement with the Company billed at $90,000 during the quarter and the advertising income generated from Metro Pharmacy, Inc., is an ongoing arrangement with the Company billed at $20,000 during the quarter. The quarter's revenue constitutes a 50% increase over the same quarter in 1996.

     The expenses during the quarter ended March 31, 1997 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $310,086. This is roughly a 17% increase in expenses over the same quarter last year partially due to production consulting and maintenance performed on the Company's MRI.

     The Company has negotiated a Management Service Agreement with Aldine Medical Associates ("Aldine"). As part of the start up costs for the facility, the Company will loan Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine will also pay a management services fee for each patient over 400 patients per month at a rate of $25 per patient. This fee arrangement will begin when "Aldine" reaches 400 patients per month for three consecutive months.

Liquidity and Capital Resources

     The Company had total assets of $1,819,658 at March 31, 1997. Advertising income is expected to continue at approximately $100,000 per month and may increase if S. J. Kechejian, M.D., P.A. or Metroplex Specialties, P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers.

     Current liabilities consisted of accrued payroll taxes in the amount of $541 and amounts due to affiliates of $519.

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