Form 10QSB
period 1997-06-30
ALLIANCE HEALTH INC
filed 1997-08-14
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 1997, 3,660,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                  ALLIANCE HEALTH, INC.

                               INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - June 30, 1997 and
            September 30, 1996                              1

          Statement of Loss - Three Months and
            Six Months Ended June 30, 1997                  2

          Statement of Cash Flow - Six Months Ended
            June 30, 1997 and 1996                          3

          Notes to Financial Statements                    4-5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      6-7



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         8


SIGNATURES                                                  9

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS

                                       Jun 30, 1997  Sep 30, 1996
                                        Unaudited      Audited
Current assets:
 Cash                                   $ 946,513    $  364,958
 Accounts receivable-affiliate            147,980        63,350
 Other assets                              50,771         6,922
                                         ________      ________
  Total Current Assets                  1,145,264       435,230

Property & equipment                    1,111,421     1,111,422
 Less accumulated depreciation           (299,382)     (172,481)
                                        _________     _________
                                          812,039       938,941
                                        _________     _________
                                       $1,957,303    $1,374,171

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                              $        0    $   33,246
    Affiliate                              99,500           171
  Accrued liabilities                      (1,634)        1,356
  Income taxes payable                     63,238             0
                                         ________     _________
    Total current liabilities             161,104        34,773

Stockholders' equity:
   Common stock-par value of $0.01
   per share; authorized 20,000,000,
   issued 3,660,000 shares                 35,900        35,900
  Additional paid-in capital              831,166       831,166
  Retained earnings                       929,133       409,094
                                        _________     _________
 Total stockholders' equity             1,796,199     1,276,160
                                        _________     _________
                                       $1,957,303    $1,374,171

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                              Three Months Ended   Nine Months Ended
                               Jun 30,    Jun 30,   Jun 30,   Jun 30,
                                1997       1996      1997      1996
REVENUES:                  $  541,994 $  492,171 $1,521,478 $1,241,746
                             ________ __________ __________   ________
 Advertising                  164,574    135,531    394,918    373,150
 Salaries & employee
  Benefits                     88,686    111,669    218,805    220,438
 Depreciation                  42,300     42,059    126,901    122,540
 General & administrative     178,290     72,162    260,815    138,178
                            _________   ________  _________  _________
                              435,780    361,421  1,001,439    854,306

  Operating income            106,214    130,750    520,039    387,440

  Income taxes (benefit)           -0-    40,100        -0-     40,100
                            _________   ________  _________  _________
 Net income                $  106,214 $   90,650 $  520,039 $  347,340
                            _________   ________  _________  _________

 Net income per
   common share            $      .02  $     .04 $      .14 $      .11


Weighted average number of
  shares outstanding        3,590,000  3,601,667  3,590,000  3,595,833

The accompanying notes are an integral part of the financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW

                                          Nine Months Ended
                                       Jun 30           Jun 30
                                        1997             1996
                                     (Unaudited)      (Unaudited)
Cash flows from operating
 activities:
  Net income (loss)                  $ 520,039        $ 347,340
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
      Depreciation                     126,901           122,540
      Accounts Receivable              (79,703)            3,782
     Income Tax Payable                    -0-            40,100
      Other Assets                     (48,776)          (20,618)
      Accounts Payable                  66,083            (4,611)
      Accrued liabilities               (2,990)          (62,124)
                                      ________           _______
      Net cash provided by
       (used in) operating
       activities                      581,554           426,409
                                      ________           _______

Cash flows from investing activities:
 Purchase of equipment                     -0-          (155,170)
                                      ________          ________

Net increase (decrease) in cash        581,554           271,239
Cash at beginning of period            364,959            46,741
                                      ________          ________

Cash at end of period                $ 946,513          $317,980
                                     _________          ________




The accompanying notes are an integral part of these financial statements.

                      ALLIANCE HEALTH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

     All of the Company's income was for services to S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A., Metro Pharmacy, Inc. And Aldine Medical Associates, companies owned by the Company's major stockholder.


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

Results of Operation and Financial Condition

     For the quarter ending June 30, 1997 and 1996, the Company had net income of $106,214 and $90,650 respectively. Revenues consisted of $233,600 from Metroplex Specialties for lease of the Company's MRI, $300,000 for advertising from S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. The income generated from leasing the MRI to Metroplex Specialties is on a per scan basis and is expected to continue at roughly $70,000 per month which is an increase from last quarter of 40%.

     The Company is researching the possibility of purchasing and installing another MRI in Ft. Worth to be leased to Metroplex Specialties, P.A. The Board has directed management to prepare a business plan for expanding the Company to a full service Management Service Organization (MSO). The advertising income generated from monthly billings were increased in December 1996 from $95,000 to $100,000 per month. The advertising income generated is an ongoing arrangement with the aforementioned companies billed at $300,000 during the quarter. The quarter's revenue constitutes a 10.59% decrease over the same quarter in 1996. For the nine months ended June 30, 1997, the Company had a net income of $520,039. Revenues YTD consisted of $569,900 from Metroplex Specialties for the lease of the Company's MRI, $890,000 for advertising from S. J. Kechejian, M.D., P.A. and Metroplex Specialties, $16,919 in bank interest. The Company's 1997 revenue constitutes a 22% increase over the same nine months ended June 30, 1996.

     Expenses during the quarter ended June 30, 1997 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $435,780. This is roughly a 20% increase in expenses from last year at this time. For the nine months ended June 30, 1997, expenses for advertising, salaries and employee benefits and other general and administrative costs were $1,001,439. This represents only a 16.9% increase in costs from the nine months ended June 30, 1996.

Liquidity and Capital Resources

     The Company had total assets of $1,957,303 at June 30, 1997. Advertising income is expected to continue at approximately $100,000 per month and may increase if S. J. Kechejian, M.D., P.A. or Metroplex Specialties, P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers.

     Current liabilities included accounts payable affiliates ($99,500), accrued payroll taxes ($1,634.17) and accrued income tax ($63,238.00).

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




DATED: July 15, 1997             By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Director and
                                         Treasurer