Form 10KSB
period 1997-09-30
ALLIANCE HEALTH INC
filed 1998-01-20
CIK 822434

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

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

Securities registered under Section 12(b) of the Exchange Act:
                                                    Name of each exchange on
        Title of each class                            which registered
------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.01
______________________________________________________________________________
                            (Title of class)
______________________________________________________________________________
                            (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X      No

     State issuer's revenues for its most recent fiscal year $1,993,745.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,590,000

                              PART I.

Item 1.      Description of Business

     Alliance Health, Inc. ("Company") was incorporated on September 4, 1987. It had no business activity until July 1989 at which time it began to operate one clinic in Dallas, Texas, which it closed the same year.

     On May 12, 1995, the Company acquired from K Clinics, P.A. ("K Clinics"), the marketing division of K Clinics. The marketing division will continue to contract to perform advertising and marketing services for S. J. Kechejian, M.D., P.A.'s 20 medical clinics in the Dallas/Ft. Worth Metroplex.

     The goals of Alliance Health are to meet the structural changes taking place in the health care industry and provide the means for physicians to operate quality practices and maintain cost controls. The Company has developed proven systems of information management and cost control and continues to research and develop improved systems to help contain costs while maintaining a high level of quality medical services.

     Alliance Health has been developing systems for data entry, billing, collections, transcription, analytical reports and all administrative functions, including physician recruitment, but will develop marketing and advertising strategies that will be forerunners in the market. The Company has extensively researched management service organizations and several alternatives, such as partnerships and franchising, over the past year. Franchising has come forefront as a means of offering the systems developed by the Company to outside medical practices and maintaining the integrity of its system. The Company is in the process of developing its prototype. Over the past year the systems have been fine-tuned and tested.

     To orchestrate the franchise prototype, it is now necessary to quantify and integrate all systems to set up the Business Development Program (a "Turn Key" operation).

     Alliance Health will not only provide the referenced services but will avidly search for practices that are for sale in prime locations and purchase the assets of those practices. At that point, the Company will locate a physician to lease the assets, and create a "partnership" between the physician and the MSO (Management Service Organization).

     Metroplex Specialties, P.A. is one of the "partnerships" of the Company. On October 23, 1995 the Company began leasing an MRI it purchased and installed at 200 W. Colorado Blvd., Dallas, Texas to Metroplex Specialties, P.A. In the year 1997 revenue was $779,700. As the medical groups in "partnership" with the MSO increase in other areas, the potential for specialty services will increase also and the Company will consider purchasing additional specialty equipment to be leased by the medical group.

     Alliance Health has the experience through its association with K Clinics in the Dallas/Fort Worth area to offer the services of an MSO and/or franchise the developed systems. K Clinic has developed innovative marketing, advertising and administrative services over the past ten years in conjunction with S. J. Kechejian, M.D., P.A. In May 1995 the division of K Clinics that developed these systems was sold to Alliance Health, Inc. for the further development of the MSO and offering of additional administrative and specialty services to physicians and medical groups. Alliance Health, Inc.'s business objective is to promote the practice of quality, caring, professional medicine, and develop systems to contain costs and research methods of organizational administration to meet the changing structure of the medical profession in the 1990's.

Item 2.    Description of Property

     None.

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



                              PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     On September 30, 1997 the approximate number of holders of record of the Company common stock was 306. The Company's common stock has no established trading market.

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

     The Company's primary source of income during the year was advertising income. An increase of nine percent (9%) was realized in 1997 as compared to 1996. This was due to fees from Metro Pharmacy, an affiliate, and an increase in the number of locations. Other marketing income was generated from S. J. Kechejian, M.D., P.A. and Metroplex Specialties, Inc. and is expected to increase with the opening of additional clinics.

     The Company also realized a considerable increase in fees from Metroplex Specialties, Inc. from the MRI lease. The 1997 fees almost doubled as compared to 1996. The revenue from Metroplex Specialties, Inc. is on a per scan basis and is expected to continue at roughly $70,000 per month during the next fiscal year.

     Expenses in 1997 increased 28% over 1996, principally due to an increase in salaries and employee benefits and general and administrative expenses.
General and administrative expenses increased 151% during the 1997 year, principally due to increases in maintenance costs ($70,000), legal and professional ($35,000), computer expenses ($35,000) and bad debts ($20,000).
In February, 1997, the Company hired a Chief Operating Officer to facilitate the integration of operating systems.

     At the September 26, 1996 Board of Director's meeting, it was decided to discontinue the Aldine Medical Clinic Houston operation.

     All furniture, fixtures, and equipment (FF&E) will be leased to Aldine at cost plus fifteen percent (15%). The majority of the FF&E to be leased to Aldine for the Tyler clinic is from the Aldine Medical Clinic of Houston (now closed) and any additional FF&E required will be purchased by the Company and leased at the same rate.

Liquidity and Financial Resources

     The Company had $940,716 in cash at September 30, 1997.

     The Company has a lease agreement with Metroplex Specialties, P.A. for the MRI at $300/per scan. It is expected this lease will continue to produce revenues of approximately $30,000 per month.

     The Company has a lease agreement with Metroplex Specialties, P.A. for the MRI at $300/per scan. It is expected this lease will continue to produce revenues of approximately $70,000 per month. On August 19, 1997, a contract was signed with Hitachi to purchase a new MRI for $710,000. The MRI is to be installed at a location in Ft. Worth, Texas in January or February, 1998. It is expected the new equipment, to be leased by Metroplex Specialties, P.A., will reduce the income produced by the current lease but total income from the lease should increase in 1998. On July 22, 1997 the Company put a deposit on the equipment of $100,000. The Board has further directed management to investigate available property in Longview, Texas, that would provide clinic services, CAT Scan and/or MRI, physical therapy and work hardening. As the Board considers the expansion in East Texas, the Company has begun a process to standardize operations of all support services in order to create a "turn key" operation that would allow rapid expansion as franchise opportunities.

     The Company has loaned Aldine Medical Associates ("Aldine"), an affiliate, $108,348.00 over the past year in start-up and administrative costs. The loan is to be paid back during the year ended September 30, 1998 with an interest rate of 10%.

     The Company receives $100,000 per month from S. J. Kechejian, M.D., P.A. for marketing services. This is an ongoing arrangement acquired with the marketing division from K Clinics. It is anticipated the revenue for market-ing services will increase 10% in the next year as S. J. Kechejian, M.D., P.A. is expected to add additional clinic locations thus increasing the need for additional marketing services.

     The Company has no long term debt outstanding at year end. Income from the marketing division and lease of the MRI are expected to be sufficient cash flow to cover all operating and administrative expenses.

Item 7.    Financial Statements

     Financial statements in response to Item 7 are presented on pages F-1 through F-10.

                      ALLIANCE HEALTH, INC.

              INDEX TO AUDITED FINANCIAL STATEMENTS


                                                                   Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-2

Balance Sheets at September 30, 1997 and 1996. . . . . . . . . . . .F-3

Statements of Income for the Years Ended
       September 30, 1997 and 1996 . . . . . . . . . . . . . . . . .F-4

Statements of Changes in Stockholders' Equity
       for the Years Ended September 30, 1997 and 1996 . . . . . . .F-5

Statements of Cash Flows for the Years Ended
       September 30, 1997 and 1996 . . . . . . . . . . . . . . . . .F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .F-7

                   INDEPENDENT AUDITORS' REPORT




                        Board of Directors
                      Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc. as of September 30, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our auditsprovide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            Jackson & Rhodes P.C.

Dallas, Texas
November 25, 1997

                       ALLIANCE HEALTH, INC.
                           BALANCE SHEETS
                    September 30, 1997 and 1996


                               ASSETS

                                                   1997         1996
Current assets:
   Cash                                         $ 940,716     $ 364,958
   Accounts receivable - affiliates (Note 6)      178,348        63,350
   Other assets                                    15,528         1,996
   Income taxes receivable                              -         4,926
         Total current assets                   1,134,592       435,230

Property and equipment (Notes 3 & 5)            1,234,422     1,111,422
   Less accumulated depreciation                 (341,683)     (172,481)
                                                  892,739       938,941

                                               $2,027,331    $1,374,171



                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable: (Note 6)
      Trade                                     $  68,166    $   33,246
      Officer                                       1,592           171
   Accrued liabilities                                  -         1,356
   Income taxes payable                           287,231             -
         Total current liabilities                356,989        34,773

Deferred income taxes                                   -        63,238

Commitments and contingencies (Note 5)                  -             -

Stockholders' equity:
   Preferred stock, $.01 par, 100,000 shares
      authorized, none issued                           -             -
   Common stock, $.01 par, 20,000,000 shares
      authorized, issued and
      outstanding 3,590,000 shares                 35,900        35,900
   Paid-in capital                                831,166       831,166
   Retained earnings                              803,276       409,094
         Total stockholders' equity             1,670,342     1,276,160

                                               $2,027,331    $1,374,171

          See accompanying notes to financial statements.

                       ALLIANCE HEALTH, INC.
                       STATEMENTS OF INCOME
               Years Ended September 30, 1997 and 1996

                                              1997                 1996
Revenues:
     Advertising income from affiliate
      (Note 6)                          $    1,190,000      $    1,085,000
     MRI income from affiliate (Note 6)        779,700             409,800
     Interest                                   24,045               4,134
                                             1,993,745           1,498,934

Expenses:
     Advertising                               579,917             542,673
     Salaries and employee benefits            304,142             224,279
     Depreciation                              169,202             164,591
     General and administrative                289,715             115,293
                                             1,342,976           1,046,836

Operating income                               650,769             452,098

Other income (expenses):
     Gain (loss) on collection services
     (Note 7)                                   34,652             (54,136)

Income before taxes                            685,421             397,962

Income taxes (Note 4)                          291,239              72,238

     Net income                            $   394,182           $ 325,724


Earnings per common share                  $      0.11           $    0.09

Weighted average number of
     common shares outstanding               3,590,000           3,590,000



          See accompanying notes to financial statements.
                                F-4

                       ALLIANCE HEALTH, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              Years Ended September 30, 1997 and 1996


                     Common Stock    Additional
                               Par   Paid-In   Retained
                    Shares   Value   Capital   Earnings    Total

Balance, 9-30-95  3,590,000 $35,900  $831,166  $ 83,370  $  950,436

Net Income                -       -         -   325,724     325,724

Balance, 9-30-96  3,590,000 $35,900  $831,166  $409,094  $1,276,160

Net Income                -       -         -   394,182     394,182

Balance, 9-30-97  3,590,000 $35,900  $831,166  $803,276  $1,670,342






         See accompanying notes to  financial statements.

                      ALLIANCE HEALTH, INC.
                    STATEMENTS OF CASH FLOWS
              Years Ended September 30, 1997 and 1996


                                              1997           1996
Cash flows from operating activities:
     Net income                            $ 394,182      $ 325,724
     Adjustments to reconcile net income
      to net cash provided by operating
       activities:
          Depreciation                       169,202        164,591
          Deferred income taxes              (69,224)        63,238
          Changes in assets and liabilities:
           Accounts receivable-affiliates     (6,966)       (36,818)
           Other assets                       (7,545)           114
           Federal income taxes payable      292,156         (4,926)
            Accounts payable                  36,341         23,712
             Accrued liabilities              (1,356)       (62,198)
                Net cash provided by
                operating activities         806,790        473,437

Cash flows from investing activities:
      Accounts receivable-affiliates        (108,032)             -
      Purchase of equipment                 (123,000)      (155,220)
                Net cash used by investing
                activities                  (231,032)      (155,220)

              Net increase in cash           575,758        318,217

Cash at beginning of year                    364,958         46,741

Cash at end of year                      $   940,716     $  364,958


Income taxes paid                        $    68,307     $   13,926


         See accompanying notes to financial statements.

                   ALLIANCE HEALTH, INC.
               Notes to Financial Statements
                September 30, 1997 and 1996


1.     Organization

Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. In 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics"), from S. J. Kechejian, M.D. The Company currently offers advertising and management services to medical clinics of affiliated companies.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets as follows:

           Equipment              7 years
           Furniture and fixtures 4 years
           Leasehold improvements 5 years

Advertising Costs

It is the Company's policy to expense advertising costs as incurred. Advertising costs amounted to $579,917 and $542,673 for the years ended September 30, 1997 and 1996, respectively.

                ALLIANCE HEALTH, INC.
            Notes to Financial Statements


2.  Summary of Significant Accounting Policies (Continued)


Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Earnings Per Common Share

Per share amounts have been computed using the weighted average number of shares of common stock outstanding for each period.

3. Property and Equipment

Property and equipment consisted of the following at September 30:

                                           1997       1996
  Equipment (principally magnetic
   resonance imaging)                  $1,063,074 $  963,074
  Leasehold improvements                  132,348    109,348
  Furniture and fixtures                   39,000     39,000
                                       __________ __________
                                       $1,234,422 $1,111,422

                     ALLIANCE HEALTH, INC.
                Notes to Financial Statements

4.    Income Taxes

Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the years ended September
30:


                                             1997         1996
     Expected provision for federal
     income taxes                          $233,000     $135,000
    Utilization of net operating loss
     carry forward for earnings after
     acquisition of K Clinics                   -        (66,000)
    State income taxes                       42,000           -
    Other                                    16,239        3,238
                                          _________     ________
                                          $ 291,239     $ 72,238

Income taxes were as follows for the years ended September 30, 1997 and 1996:

                                              1997         1996
     Current                              $ 360,463     $ 10,000
     Deferred                               (69,224)      63,238
                                          _________     ________
                                          $ 291,239     $ 72,238

Income tax expense for each year consisted of current taxes.

The components of the deferred tax asset (liability) are as follows at September 30:

                                          1997           1996

   Depreciation                        $ (61,374)     $(56,269)
   Alternative minimum tax                25,522            -
   Cash basis                             41,839        (6,969)
                                       _________      ________
                                       $   5,987      $(63,238)

5.  Commitments and Contingencies

Concentration of Credit Risk

The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

Purchase Commitment

Included in property and equipment is a $100,000 deposit for new MRI equipment that will be installed during fiscal year 1998.
The new equipment has a total purchase price of approximately $710,000. The remaining balance due is to be paid at the time of installation.

6.   Related Party Transactions

All of the Company's advertising income and MRI income was for services rendered to various affiliated companies owned by the Company's major stockholder. The Company has loaned an affiliate $108,348 to fund start-up costs. The affiliate is to pay the borrowings back with 10% interest during the year ending September 30, 1998.

The Company leases its office space and equipment on a month-to-month basis from S. J. Kechejian, M.D., P.A., an affiliated company. The amounts paid in 1997 and 1996 were $33,188 and $52,500, respectively.

7.    Gain (Loss) on Collection Services

During 1996, the Company acquired, for 70,000 shares of common stock, the net assets of a collection service company. However, the transaction was later rescinded and the operations of the service are shown as other income and expenses in the accompanying statement of income for the years ended September 30, 1997 and 1996.

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

       NAME                    AGE             POSITION

  Sarkis J. Kechejian          59    President, Treasurer
                                     and Chairman of the Board

  Sharilyn J. Bruntz Wilson    47    Vice President and Secretary

  Richard C. Schneck           47    Chief Operating Officer

  Kenneth Guest                58    Director

  James Kenney                 56    Director

  George Nicolaou, M.D.        76    Director

  Mac Martirossian             43    Director

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

       Mac Martirossian has been a Director since May, 1996. He is currently Senior Vice President of Business Development for Howard Schultz & Associates. From April 1989 to August 1995, he served in various Executive Management positions at AMRE, Inc., with his last position as Vice President-Operations.

       Richard Schneck is Chief Operating Officer of Alliance Health, Inc. He joined Alliance in February, 1997. Prior to that time he was an Executive Manager in HMO operations, as well as Hospital Financial and Administrative operations. Mr. Schneck has over 20 years of health care management experience.

  Item 10.  Executive Compensation

  Cash Compensation

       For the fiscal year ended September 30, 1997, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $56,618 and Mr. Schneck received a salary of $80,501.38 for the year ended September 30, 1997.

  Compensation of Directors

       Directors received $500 for each of the two Board of Director's meetings attended.

  Item 11.  Security Ownership of Certain Beneficial Owners and
            Managers

       The following information is submitted as of September 30, 1997 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

  Name and Address of          Amount Bene-            Approximate
  Beneficial Owner           ficially owned            Percent of
                                                         Class

  Sarkis J. Kechejian, M.D.     2,809,518                  78%
  421 E. Airport Freeway
  Irving, Texas  75062

  Nishan J. Kechejian, M.D.       450,000                 12.5%
  824 Oak St.
  Brockton, MA 02401

  Item 12.  Certain Relationships and Related Transactions

       As set forth in the Company's financial statements contained in this report, all of the Company's advertising income and MRI income was for services rendered to affiliated companies. The Company's two primary customers are S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A., both professional corporations wholly owned by S. J. Kechejian, M.D. Aldine Medical Associates, a professional corporation wholly owned by S. J. Kechejian, M.D., and the Company are negotiating a Medical Services Agreement for the operation of a clinic in Tyler, Texas. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents. Dr. Kechejian owns, directly or indirectly, 2,809,518 shares of Common Stock of the Company (78% of the outstanding shares).

       Furthermore, the Company's office facilities are located in the same office building owned by a company owned by Dr.
  Kechejian. The Company leases its office space and equipment on a month to month basis from S. J. Kechejian, M.D., P.A. for which it paid $33,188 for fiscal year ended September 30, 1997.


                       PART IV.


  Item 13.  Exhibits and Reports on Form 8-K

   a.        Exhibit 27, Financial Data Schedule

   b.        None

                      SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ALLIANCE HEALTH, INC.



  DATED:    December 30, 1997   By:  Sarkis J. Kechejian, M.D.
                                     _________________________
                                     Sarkis J. Kechejian, M.D.
                                     Chairman of the Board,
                                     President and Treasurer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  DATED:   December 30, 1997       Sarkis J. Kechejian, M.D.
                                   __________________________
                                   Sarkis J. Kechejian, M.D.
                                   Chairman of the Board and
                                   President and Treasurer

  DATED:   December 30, 1997       James Kenney
                                   __________________________
                                   James Kenney
                                   Director

  DATED:   December 30, 1997       George Nicolaou, M.D.
                                   __________________________
                                   George Nicolaou, M.D.
                                   Director

  DATED:   December 30, 1997       Kenneth Guest
                                   __________________________
                                   Kenneth Guest
                                   Director

  DATED:   December 30, 1997       Mac Martirossian
                                   __________________________
                                   Mac Martirossian
                                   Director