Form 10QSB
period 1997-12-31
ALLIANCE HEALTH INC
filed 1998-02-12
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1997

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1997, 3,590,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                      ALLIANCE HEALTH, INC.

                               INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheet - December 31, 1997 and
            September 30, 1997                              1

          Statement of Operations - Three Months
            Ended December 31, 1997 and
            December 31, 1996                               2

          Statement of Cash Flow - Three Months Ended
            December 31, 1997 and 1996                      3

          Notes to Financial Statements                     4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      5-6



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         7


SIGNATURES                                                  8

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS

                                       Dec 31, 1997  Sep 30, 1997
                                        Unaudited      Audited
Current assets:
 Cash                                   $ 781,222    $  940,716
 Accounts receivable-affiliate            113,124       178,348
 Other assets                               3,951        15,528
                                         ________      ________
  Total Current Assets                    898,297     1,134,592

Property, equipment & leasehold
improvements                             1,466,922     1,234,422
 Less accumulated depreciation           (383,983)     (341,683)
                                        _________     _________
                                        1,082,939       892,739
                                        _________     _________
                                       $1,981,236    $2,027,331

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                                     -0-        68,166
    Affiliate                                 750           -0-
  Accrued liabilities                         -0-         1,592
  Income taxes payable                    182,788       287,231
                                         ________     _________
    Total current liabilities             183,538       356,989


Stockholders' equity:
   Common stock-par value of $0.01
   per share; authorized 20,000,000,
   issued 3,590,000 shares                 35,900        35,900
  Additional paid-in capital              831,166       831,166
  Retained earnings                       930,632       803,276
                                        _________     _________
 Total stockholders' equity             1,797,698     1,670,342
                                        _________     _________
                                       $1,981,236    $2,027,331

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                             STATEMENT OF OPERATIONS

                                   Three Months Ended
                                    Dec 31,    Dec 31,
                                     1997       1996
                                 (Unaudited) (Unaudited)
                                             (Restated)
REVENUES:                          $ 545,100  $ 448,116


EXPENSES:
 Advertising                         133,505     92,787
 Salaries & employees
  Benefits                            96,800     59,579
  Depreciation                        42,300     42,300
 General & administrative             74,876     76,723
                                    ________    _______
                                     347,481    271,389

  Operating income                   197,619    176,727

  Other Income                         8,237     27,442
                                     _______    _______
Income before taxes                  205,856    204,169

Income taxes                         (78,500)   (77,600)
   Net Income                      $ 127,356  $ 126,569

 Net income per
   common share                    $     .04  $     .04


Weighted average number of
  shares outstanding               3,590,000   3,590,000

The accompanying notes are an integral part of the financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW

                                         Three Months Ended
                                       Dec 31           Dec 31
                                        1997             1996
                                     (Unaudited)      (Unaudited)
                                                       (Restated)
                                     ___________      ___________
Cash flows from operating
 activities:
  Net income (loss)                  $ 127,356         $ 126,569
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
      Depreciation                      42,300            42,300
      Accounts Receivable               65,224            32,500
      Other Assets                      11,577           (12,210)
      Accounts Payable                 (67,416)          (33,417)
      Accrued Liabilities               (1,592)           (1,168)
      Income Taxes                    (104,443)           77,600
                                      ________           _______
      Net cash provided by
       operating activities             73,006           232,174
                                      ________           _______

Cash flows from investing activities:
 Equipment & Leasehold Improvements   (232,500)              -0-
                                      ________          ________

Net increase (decrease) in cash       (159,494)          232,174
Cash at beginning of period            940,716           364,958
                                      ________          ________

Cash at end of period                $ 781,222          $597,132



The accompanying notes are an integral part of these financial statements.

                     ALLIANCE HEALTH, INC.

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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

Note 3.  Restatement

     The statement of operations and cash flow for the three months ended December 31, 1996 have been restated to provide for an income tax provision of $77,600.

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

Results of Operation and Financial Condition

     For the quarter ending December 31, 1997 and 1996, the Company had net income of $127,356 and $126,569 respectively. Revenues in 1997 consisted of $222,600 from Metroplex Specialties for lease of the Company's MRI, $322,500 for advertising from S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. and bank interest in the amount of $8,237. Revenue in the amount of $27,442 in 1996 was generated by a hospital collection agency the Company acquired the net assets of during the year ended September 30, 1996. This transaction was later rescinded and the operations are shown as other income in the accompanying combined statement of income. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $70,000 to $75,000 per month during the next period. The advertising income generated from S. J. Kechejian, M.D., P.A., is an ongoing arrangement with the Company billed at $240,000 during the quarter; the advertising income generated from Metroplex Specialties, P.A., is an ongoing arrangement with the Company billed at $67,500 during the quarter and the advertising income generated from Metro Pharmacy, Inc., is an ongoing arrangement with the Company billed at $15,000 during the quarter.
The quarter's revenue constitutes a 22% increase over the same quarter in 1996.

     The expenses during the quarter ended December 31, 1997 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $347,481. This is roughly a 28% increase in expenses over the same quarter last year partially due to increased production consulting and an increase in salaries and employee benefits. The increase in salaries is due to the Company hiring a Chief Operating Officer in January, 1997.

     The Company has negotiated a Management Service Agreement with Aldine Medical Associates ("Aldine"). As part of the start up costs for the facility, the Company will loan Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine currently owes $107,124, and it is not expected that the Company will have to loan Aldine further money. Aldine will also pay a management services fee for each patient over 400 patients per month at a rate of $25 per patient.

Liquidity and Capital Resources

     The Company had total assets of $1,981,236 at December 31, 1997. Advertising income is expected to continue at approximately $100,000 per month and may increase if S. J. Kechejian, M.D., P.A. or Metroplex Specialties, P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers.

     The Company has paid an additional $152,500 in this quarter toward the purchase of a new Hitachi MRI for an Imaging Center to be opened in March, 1998. The purchase price of the new MRI is $710,000, of which $252,500 has been paid at this time. It is expected the new MRI lease will reduce income generated by the current MRI Lease but total income generated by the Leases should increase.

     The Company is working on creating standardized protocols for all processes to aid in expansion of Company interests. Current projects being researched inclkude a clinic operation with physical therapy and imaging service in Longview, Texas. This would create an East Texas division of clinics, therapy and imaging to serve a large population in the Tyler, Longview and Marshall areas.

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




DATED: February 11, 1998         By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Director and
                                      Treasurer