Form 10QSB
period 1998-03-31
ALLIANCE HEALTH INC
filed 1998-05-06
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

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

                  ALLIANCE HEALTH, INC.

                               INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheets - March 31, 1998 and
            September 30, 1997                               1

          Statement of Income - Three Months
            and Six Months Ended March 31, 1998 and 1997     2


          Statements of Cash Flows - Six Months Ended
            March 31, 1998 and 1997                          3

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      5-6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K         7


SIGNATURES                                                  8

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEETS

                                 ASSETS

                                       Mar 31, 1998  Sep 30, 1997
                                        Unaudited      Audited
Current assets:
 Cash                                   $ 353,935    $  940,716
 Accounts receivable-affiliate             56,139       178,348
 Other assets                                   0        15,528
                                         ________      ________
  Total Current Assets                    410,074     1,134,592

Property & equipment                    2,086,439     1,234,422
 Less accumulated depreciation           (438,369)     (341,683)
                                        _________     _________
                                        1,648,070       892,739
                                        _________     _________
         Total Assets                  $2,058,144    $2,027,331

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                              $      -0-    $   68,166
    Affiliate                                 -0-         1,592
  Income taxes payable                    145,448       287,231
                                         ________     _________
    Total current liabilities             145,448       356,989


Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized and issued,
    3,590,000 shares outstanding           35,900        35,900
   Paid-in capital                        831,166       831,166
   Retained earnings                    1,045,630       803,276
                                        _________     _________
 Total stockholders' equity             1,912,696     1,670,342
                                        _________     _________
                                       $2,058,144    $2,027,331

The accompanying notes are an integral part of these financial statements
                           -1-

                             ALLIANCE HEALTH, INC.

                             STATEMENTS OF INCOME

                                   (UNAUDITED)

                              Three Months Ended    Six Month Ended
                               Mar 31,    Mar 31,   Mar 31,   Mar 31,
                                1998       1997      1998      1997
                                       (Restated)           (Restated)
REVENUES                    $ 628,200  $ 603,926 $1,173,300 $1,070,853
EXPENSES
 Advertising                  168,693    137,557    302,198    230,344
 Salaries & Employee
  Benefits                     8l,450     70,321    178,250    130,119
 Depreciation                  54,387     42,300     96,687     84,600
 General & Administrative     146,371     59,908    221,247    120,596
                            _________   ________  _________   ________
                              450,901    310,086    798,382    565,659

  Operating income            177,299    293,840    374,918    505,194

Other Income                    8,199          0     16,436      8,631
                            _________   ________  _________  _________
Income before taxes           185,498    293,840    391,354    513,825

Income taxes                   70,500    111,600    149,000    195,200
                            _________   ________  _________  _________

        Net Income          $ 114,998   $182,240  $ 242,354    318,625

 Net income per
   common share            $      .03   $    .05 $      .07 $      .09

Weighted average number of
  shares outstanding        3,590,000  3,590,000  3,590,000  3,590,000

The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                           Six Months Ended
                                       Mar 31           Mar 31
                                        1998             1997
                                     (Unaudited)      (Unaudited)
                                                       (Restated)
Cash flows from operating
 activities:
  Net income                         $ 242,354         $ 318,625
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
      Depreciation                      96,686            84,600
      Accounts receivable              122,209          (189,895)
      Other Assets                      15,528           (37,730)
      Accounts Payable                 (69,758)          (32,898)
      Accrued liabilities                    -           (35,440)
      Income Taxes                    (141,783)          195,200
                                      ________           _______
      Net cash provided by
       operating activities            265,236           302,462
                                      ________           _______

Cash flows from investing activities:
 Purchase of equipment                (852,017)              -0-
                                      ________          ________

Net increase (decrease) in cash       (586,781)          302,462
Cash at beginning of period            940,716           364,958
                                      ________          ________

Cash at end of period                $ 353,935          $667,420




The accompanying notes are an integral part of these financial statements.

                      ALLIANCE HEALTH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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

     The statements of income for the three and six months ended March 31, 1997 have been restated to reflect an income tax provision.

                      ALLIANCE HEALTH, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF INTERIM FINANCIAL INFORMATION

     The following is management's discussion and analysis of certain signifi-cant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operation and Financial Condition

     For the six months ended March 31, 1998 and 1997, the Company had net income of $243,354 and $318,625 respectively. Revenues in 1998 consisted of $460,800 from Metroplex Specialties for lease of the Company's MRI, $712,500 for advertising from S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. and bank interest in the amount of $16,436. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $70,000 to $75,000 per month during the next period. The advertising income generated from S. J. Kechejian, M.D., P.A., is an ongoing arrangement with the Company billed at $300,000 during the quarter; the advertising income generated from Metroplex Specialties, P.A., is an ongoing arrangement with the Company billed at $67,500 during the quarter and the advertising income generated from Metro Pharmacy, Inc., is an ongoing arrange-ment with the Company billed at $22,500 during the quarter. The quarter's revenue constitutes a 4% increase over the same quarter in 1997.

     The expenses during the six months ended March 31, 1998 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $798,382. This is roughly a 41% increase in expenses over the same period last year due to new production consulting and additional advertising on TV radio and billboards. Advertising increased by 31%. A 37% increase in salaries and benefits is due to the hiring of the Chief Operating Officer in February, 1997. Administrative costs increased by 83% as compared to March 31, 1997. Several factors attributed to this including an increase in equipment maintenance for the MRI (previously under warranty); and general taxes for various corporate requirements and sales tax on the MRI.

     The Company has negotiated a Management Service Agreement with Aldine Medical Associates ("Aldine"). As part of the start up costs for the facility, the Company will loan Aldine the funds necessary for operating costs as needed. Aldine currently owes $55,546, and it is not expected that the Company will have to loan Aldine further money. Aldine will also pay a management services fee for each patient over 400 patients per month at a rate of $25 per patient.

Liquidity and Capital Resources

     The Company had total assets of $2,058,144 at March 31, 1998. Advertising income is expected to continue at approximately $130,000 per month and may increase if S. J. Kechejian, M.D., P.A. or Metroplex Specialties, P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers.

     The Company has purchased a new Hitachi MRI for a total cost of $710,000, which has been installed at 1218 S. Main St., Fort Worth, Texas. Metroplex Specialties will lease the equipment for $300 per scan performed. The new MRI lease is expected to reduce income generated by the current MRI Lease to some degree. Total income generated by the leases has increased by six percent (6%) in this quarter as compared to the quarter ended December, 1997.

     The Company is working on creating standardized protocols for all processes to aid in expansion of Company interests. A building is under contract in Longview, Texas for $160,381 and, if purchased, is expected to be open in May or June 1998. The property will house a clinic, physical therapy and CT imaging center. The Longview location, as compared in conjunction with the Tyler location, will create an East Texas division to serve a large population in the Tyler and Longview areas. The Tyler clinic is currently in a leased facility, and the Company is considering purchasing a facility with enough space for a physical therapy center. Several properties are under consideration at this time.

     The Company plans to research available sites in the Marshall area to complete the East Texas Division.

                 ALLIANCE HEALTH, INC.

              PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

          None.

                          SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: May 4, 1998               By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Director and
                                      Treasurer