Form 10QSB
period 1998-06-30
ALLIANCE HEALTH INC
filed 1998-08-13
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 1997, 3,590,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                       ALLIANCE HEALTH, INC.

                               INDEX


                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheets - June 30, 1998 and
            September 30, 1997                              1

          Statements of Operations  - Three Months and
            Nine Months Ended June 30, 1998                 2

          Statement of Cash Flow - Nine Months Ended
            June 30, 1998 and 1997                          3

          Notes to Financial Statements                     4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      5-6



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         7


SIGNATURES                                                  8

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS


                                       Jun 30, 1998  Sep 30, 1997
                                        Unaudited      Audited

Current assets:
 Cash                                   $ 435,454    $  940,716
 Accounts receivable-affiliate             54,710       178,348
 Other assets                                   0        15,528

  Total Current Assets                    490,164     1,134,592

Property & equipment                    2,315,981     1,234,422
 Less accumulated depreciation           (513,543)     (341,683)
                                        _________     _________
                                        1,802,438       892,739
                                        _________     _________
                                       $2,292,602    $2,027,331

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                              $        0    $   68,166
    Affiliate                                   0         1,592
  Income taxes payable                     51,751       287,231
                                         ________     _________
    Total current liabilities              51,751       356,989

  Deferred Income Taxes                   114,236             0

Stockholders' equity:
   Common stock-par value of $0.01
   per share; authorized 20,000,000,
   issued 3,590,000 shares                 35,900        35,900
  Additional paid-in capital              831,166       831,166
  Retained earnings                     1,259,549       803,276
                                        _________     _________
 Total stockholders' equity             2,126,615     1,670,342
                                        _________     _________
       Total Liabilities and Equity    $2,292,602    $2,027,331

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                   Restated             Restated
                              Three Months Ended   Nine Months Ended
                               Jun 30,    Jun 30,   Jun 30,   Jun 30,
                                1998       1997      1998      1997
REVENUES:                   $ 635,500 $ 533,600 $1,808,800 $1,459,900
                             ________ __________ __________ ________


EXPENSES:
 Advertising                  111,783    164,575   413,981   394,918
 Salaries & employee
  Benefits                    111,226     88,686   306,487   218,805
 Depreciation                  75,174     42,300   171,861   126,901
 General & administrative      56,249    100,259   260,485   220,941
                            _________   ________ _________ _________
                              354,432    395,820 1,152,814   961,565

  Operating income            281,068    137,780   655,986   498,335

  Other Income                 18,900      8,394    35,336    61,578

  Income before taxes         299,968    146,174   691,322   559,913

  Income Taxes             $   86,050 $   55,500 $ 235,050 $ 213,000

         Net Income        $  213,918 $   90,674 $ 456,272 $ 346,913

 Net income per
   common share            $      .05  $     .03 $     .13 $     .10


Weighted average number of
  shares outstanding        3,590,000  3,590,000 3,590,000 3,590,000

The accompanying notes are an integral part of the financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW


                                          Nine Months Ended
                                       Jun 30           Jun 30
                                        1998             1997
                                     (Unaudited)      (Unaudited)
Cash flows from operating
 activities:
  Net income                         $ 456,272        $ 346,913
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
      Depreciation                     171,862           126,901
      Accounts Receivable              129,441           (82,890)
     Other Assets                        1,788           (10,732)
      Accounts Payable                 (75,604)           66,924
      Income Taxes                    (112,462)          135,130

      Net cash provided by
       operating activities            571,297           582,246


Cash flows from investing activities:
 Purchase of equipment               (1,076,559)               0


Net increase (decrease) in cash       (505,262)          582,246
Cash at beginning of period            940,716           364,958


Cash at end of period               $  435,454         $ 947,204







The accompanying notes are an integral part of these financial statements.

                 ALLIANCE HEALTH, INC.

             NOTES TO FINANCIAL STATEMENTS
                      (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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

Note 3.  Restatement

     The statements of income for the three and nine months ended
June 30, 1997 have been restated to reflect an income tax provision.

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

Results of Operation and Financial Condition

     For the nine months ending June 30, 1998 and 1997, the Company had net income of $456,272 and $346,913 respectively. Revenues in 1998 consisted of $703,800 from Metroplex Specialties for lease of the Company's MRI, $1,105,000 for advertising from S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. and bank interest in the amount of $35,336. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $70,000 to $75,000 per month during the next period. The advertising income generated from Metroplex Specialties, P.A., is an ongoing arrangement with the Company billed at $67,500 during the quarter; the advertising income generated from S. J. Kechejian, M.D., P.A., is an ongoing arrangement with the Company billed at $300,000 during the quarter; the advertising income generated from Aldine Medical Associates is an arrangement with the company billed at $2,500 during the quarter; and the advertising income generated from Metro Pharmacy, Inc., is an ongoing arrangement with the Company billed at $22,500 during the quarter. The quarter's revenue constitutes a 19% increase over the same quarter in 1997.

     The expenses during the nine months ended June 30, 1998 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $1,152,814. This is roughly a 20% increase in expenses over the same period last year due to new production consulting and additional advertising on TV, radio and billboards. Advertising increased by 5% primarily due to general cost increases. The increase in salaries and benefits is due to the hiring of the Chief Operating Officer in February, 1997 and increases in benefit cost for health insurance, etc. Administrative costs increased by 18% as compared to 1997. Several factors attributed to this including an increase in equipment maintenance for the MRI (previously under warranty) and general taxes for various corporate requirements and sales tax on the MRI.

     The Company has negotiated a Management Service Agreement with Aldine Medical Associates ("Aldine"). As part of the start up costs for the facility, the Company will loan Aldine the funds necessary for operating costs as needed. Aldine currently owes $48,864, and the Company is not expected to loan Aldine further money for the present location in Tyler, Texas. Aldine and Alliance Health have negotiated a new management service fee to be effective July, 1998. Aldine will be opening additional sites and with this the new management service fee will be $8.00 per patient visit for all clinic patients and $24.00 for specialty, radiologic and physical therapy patients. Specialty patients are at a higher fee due to the tremendous increase in administrative services such as billing, collecting and pre-authorizations required.

Liquidity and Capital Resources

     The Company had total assets of $2,292,602 at June 30, 1998. Advertising income is expected to continue at approximately $100,000 per month and may increase if S. J. Kechejian, M.D., P.A. or Metroplex Specialties, P.A. opens additional facilities. The Company is continuing to market the advertising package to other medical providers.

     The Company has purchased a new Hitachi MRI for a total cost of $710,000, which has been installed at 1218 S. Main St., Fort Worth, Texas. Metroplex Specialties will lease the equipment for $300 per scan performed. The new MRI lease is expected to reduce income generated by the current MRI lease to some degree. Total income generated by the leases has increased by 33% in this quarter as compared to the quarter ended March, 1998.

     The Company is working on creating standardized protocols for all processes to aid in expansion of Company interests. A building purchased in Longview, Texas for $156,017 is to be partially leased to Aldine Medical Associates which will open a medical clinic specializing in soft tissue injuries in July, 1998. The property will house the clinic and in August a physical therapy and CT imaging center. The Longview location, in conjunction with the Tyler location, will create an East Texas division to serve a large population in the East Texas area. The Tyler clinic is currently in a leased facility, and the Company has purchased a facility with enough space to house both a physical therapy center and imaging center in Tyler for $145,000.

     The Company plans to research available sites in the Marshall area to complete the East Texas Division. A detailed business plan is currently being produced which will detail the board's plan to expand the East Texas concept to other strategic geographic centers in Texas.

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




DATED: July 15, 1998             By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Director and
                                      Treasurer