Form 10KSB
period 1998-09-30
ALLIANCE HEALTH INC
filed 1998-12-22
CIK 822434

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998
Commission file number 33-17387

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

                          Common Stock, par value $0.01
_____________________________________________________________________________
                                (Title of class)
_____________________________________________________________________________
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X      No

     State issuer's revenues for its most recent fiscal year $2,617,198.

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

     On May 12, 1995, the Company acquired from K Clinics, P.A. ("K Clinics"), the marketing division of K Clinics. The marketing division will continue the contract to perform advertising and marketing services for S. J. Kechejian, M.D.,P.A. and Metroplex Specialties, P.A. medical facilities in the Dallas/ Ft. Worth Metroplex.

     Metroplex Specialties, P.A. is one of the "partnerships" of the Company. On October 23, 1995 the Company began leasing an MRI it purchased and installed at 200 W. Colorado Blvd., Dallas, Texas to Metroplex Specialties, P.A. for $300 per scan. In the year 1998 revenue was $887,100 as compared to 1997 revenue of $779,700. The Hitachi MRI purchased by the Company located at 1218 S. Main Street, Ft. Worth, Texas, is being leased at the same rate of $300 per scan and generated income in 1998 of $153,600.

     Alliance Health has the experience through its association with K Clinics in the Dallas/Fort Worth area to offer the services of a Management Service Organization (MSO). K Clinic has developed innovative marketing, advertising and administrative services over the past ten years in conjunction with S. J. Kechejian, M.D., P.A. In May 1995 the advertising division of K Clinics was sold to Alliance Health, Inc. The further development of the MSO and offering of additional administrative and specialty services to physicians and medical groups has been developed and management services are currently being contracted by two medical facilities in East Texas.

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

                             PART II

Item 5.    Market for the Registrant's Common  Stock
                and Related Shareholder Matters

     On September 30, 1998 the approximate number of holders of record of the Company common stock was 306. The Company's common stock has no established trading market.

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

     The Company's primary source of income during the year was advertising income. An increase of twenty eight percent (28%) was realized in 1998 as compared to 1997. This was due to fees from Aldine Medical Associates, an affiliate, and an increase in the number of clinic locations at S. J. Kechejian, M.D., P.A. Other marketing income was generated from Metro Pharmacy, Inc. and Metroplex Specialties, Inc.

     The Company also realized a considerable increase in fees from Metroplex Specialties, Inc. from the MRI lease. An increase of 37% was realized in 1998 as compared to 1997. The revenue from Metroplex Specialties, Inc. is on a per scan basis and is expected to continue at roughly $85,000 per month during the next fiscal year.

     Expenses in 1998 increased twenty two percent (22%) over 1997, principally due to an increase in salaries and employee benefits and general and administrative expenses. General and administrative expenses increased seventeen percent (17%) during the 1998 year, principally due to increases in maintenance costs ($80,000) and repair expenses ($20,000). In February, 1997, the Company hired a Chief Operating Officer to facilitate the integration of operating systems.

     All furniture, fixtures, and equipment (FF&E) will be leased to Aldine Medical Associates ("Aldine") an affiliate, at cost plus ten percent (10%). The majority of the FF&E to be leased to Aldine for the Tyler clinic is from the Aldine Medical Clinic of Houston (now closed) and any additional FF&E required will be purchased by the Company and leased at the same rate.

Liquidity and Financial Resources

     The Company had $739,596 in cash at September 30, 1998.

     The Company has an agreement with Metroplex Specialties, P.A. for the lease of two MRIs at $300/per scan. It is expected this lease will continue to produce revenues of approximately $85,000 per month. The second MRI has increased income from the MRI leases by $153,600.

     The Board approved the purchase of a facility in Longview, Texas to be leased to Aldine Medical Associates. The facility will house a medical clinic, a physical therapy center and an imaging center. The imaging center will initially consist of a Computerized Axial Tomograph (cat scanner) that Alliance Health purchased and installed at the facility. The leasing arrangement will be with Aldine at a rate of $125 per scan.

     The Company has loaned Aldine $108,348 in start-up and administrative costs. The loan was to be paid back during the year ended September 30, 1998 with an interest rate of 10%. As of September 30, the outstanding balance due on the loan was $53,487. The loan has been extended at the same interest rate for an additional year.

     The Company receives $102,500 per month from S. J. Kechejian, M.D., P.A., $27,500 from Metroplex Specialties, $7,500 from Metro Pharmacy and $10,000 from Aldine Medical Associates for marketing services. This is an ongoing arrange-ment acquired with the marketing division from K Clinics. It is anticipated the revenue for marketing services will increase in the next year as S. J. Kechejian, M.D., P.A. and Aldine Medical Associates are expected to add additional clinic locations thus increasing the need for additional marketing services.

     The Company has no long term debt outstanding at year end. Income from the marketing division, lease of the MRIs and CT and Management Service Fees are expected to be sufficient cash flow to cover all operating and administrative expenses.

     Year 2000. The Company currently believes that it does not have any significant exposure to uncertainties nor material anticipated costs with regard to Year 2000 issues. Current systems and any anticipated upgrades are 2000 compliant.

Item 7.    Financial Statements

     Financial statements in response to Item 7 are presented on pages F-1 through F-10.

                     ALLIANCE HEALTH, INC.

             INDEX TO AUDITED FINANCIAL STATEMENTS


                                                                   Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-2

Balance Sheets at September 30, 1998 and 1997. . . . . . . . . . . .F-3

Statements of Income for the Years Ended
  September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . .F-4

Statements of Changes in Stockholders' Equity
  for the Years Ended September 30, 1998 and 1997. . . . . . . . . .F-5

Statements of Cash Flows for the Years Ended
  September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . .F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .F-7

                  INDEPENDENT AUDITORS' REPORT




Board of Directors
Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc. as of September 30, 1998 and 1997, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall finan-cial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            Jackson & Rhodes P.C.



Dallas, Texas
November 17, 1998

                      ALLIANCE HEALTH, INC.
                          BALANCE SHEETS
                   September 30, 1998 and 1997

                               ASSETS

                                                1998          1997
    Current assets
       Cash                                   $739,596      $940,716
       Accounts receivable
         affiliates (Note 6)                    64,413       178,348
       Other assets                             12,134        15,528
                                               _______     _________
          Total current assets                 816,143     1,134,592

      Property and equipment (Note 3)        2,451,752     1,234,422
       Less accumulated depreciation          (591,577)     (341,683)
                                             _________     _________
                                             1,860,175       892,739
                                            __________    __________
                                            $2,676,318    $2,027,331

                  LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable
         Trade                                 $52,825       $68,166
         Officer                                     -         1,592
       Accrued liabilities                      21,116          -
       Income taxes payable                    249,889       287,231
                                               _______       _______
         Total current liabilities             323,830       356,989

    Deferred income taxes                       34,532          -

    Commitments and contingencies (Note 5)           -          -

    Stockholders' equity:
       Preferred stock, $.01 par,
          100,000 shares authorized,
          none issued                               -           -
       Common stock, $.01 par,
          20,000,000 shares authorized,
          issued and outstanding
          3,590,000 shares                      35,900        35,900
       Paid-in capital                         831,166       831,166
       Retained earnings                     1,450,890       803,276
                                             _________     _________
         Total stockholders' equity          2,317,956     1,670,342
                                             _________     _________
                                            $2,676,318    $2,027,331

          See accompanying notes to financial statements.

                       ALLIANCE HEALTH, INC.
                       STATEMENTS OF INCOME
             Years Ended September 30, 1998 and 1997

                                                1998          1997
    Revenues:
       Advertising income from
           affiliates (Note 6)            $ 1,520,000       $1,190,000
       MRI income from affiliates
            (Note 6)                        1,070,445          779,700
       Interest                                26,753           24,045
                                            _________        _________
                                            2,617,198        1,993,745

    Expenses:
       Advertising                            649,672          579,917
       Salaries and employee benefits         396,172          304,142
       Depreciation                           249,893          169,202
       General and administrative             338,939          289,715
                                            _________        _________
                                            1,634,676        1,342,976
                                            _________        _________

    Operating income                          982,522          650,769

    Other income                               26,948           34,652

    Income before taxes                     1,009,470          685,421

    Income taxes (Note 4)                     361,856          291,239
                                             ________         ________
       Net income                            $647,614         $394,182

      Basic earnings per common share           $0.18            $0.11

    Weighted average number of
       common shares outstanding            3,590,000        3,590,000



             See accompanying notes to financial statements.

                    ALLIANCE HEALTH, INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             Years Ended September 30, 1998 and 1997



                                          Additional
                        Common Stock        Paid-in     Retained
                     Shares    Par Value    Capital     Earnings      Total

   Balance, 9-30-96 3,590,000   $35,900    $831,166     $409,094   $1,276,160

   Net income              -          -           -      394,182      394,182
                    _________    ______     _______      _______    _________
   Balance, 9-30-97 3,590,000    35,900     831,166      803,276    1,670,342

   Net income              -          -           -      647,614      647,614
                    _________   _______    ________   __________   __________
   Balance, 9-30-98 3,590,000   $35,900    $831,166   $1,450,890   $2,317,956











          See accompanying notes to financial statements.

                       ALLIANCE HEALTH, INC.
                     STATEMENTS OF CASH FLOWS
             Years Ended September 30, 1998 and 1997

                                                   1998        1997

    Cash flows from operating activities:
       Net income                              $647,614       $394,182
       Adjustments to reconcile net income
      to net cash provided by operating
        activities:
           Depreciation                         249,894        169,202
           Deferred income taxes                 40,518        (69,224)
           Changes in assets and liabilities:
            Accounts receivable - affiliates     59,390         (6,966)
            Other assets                         (2,592)        (7,545)
            Income taxes payable                (37,341)       292,156
            Accounts payable                    (16,934)        36,341
            Accrued liabilities                  21,116         (1,356)
                                               ________        _______
                Net cash provided by
                operating activities            961,665        806,790

    Cash flows from investing activities:
     Accounts receivable - affiliates            54,545       (108,032)
     Purchase of equipment                   (1,217,330)      (123,000)
                                              _________        _______
            Net cash used by
             investing activities            (1,162,785)      (231,032)

            Net increase (decrease)
              in cash                          (201,120)       575,758

       Cash at beginning of year                940,716        364,958
                                              _________       ________
       Cash at end of year                     $739,596       $940,716


    Income taxes paid                          $358,678       $ 68,307







          See accompanying notes to financial statements.

                           ALLIANCE HEALTH, INC.
                       Notes to Financial Statements
                  Years Ended September 30, 1998 and 1997

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

                           ALLIANCE HEALTH, INC.
                       Notes to Financial Statements
                  Years Ended September 30, 1998 and 1997

    2.   Summary of Significant Accounting Policies (Continued)

         Earnings Per Common Share

         In March 1997, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is comput-ed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic earnings per share.

    3.   Property and Equipment

         Property and equipment consisted of the following at September 30:


                                                  1998             1997
           Buildings                           300,836                -
           Equipment (principally magnetic
                resonance imaging)           1,795,006          1,063,074
           Leasehold improvements              316,910            132,348
           Furniture and fixtures               39,000             39,000
                                            __________          _________
                                           $ 2,451,752        $ 1,234,422

    4.   Income Taxes

         Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the periods ended September 30:


                                                       1998            1997

        Expected provision for federal income taxes  $343,210       $233,000
        State income taxes                             51,500         42,000
        Other                                         (32,854)        16,239
                                                     ________        _______
                                                     $361,856       $291,239

                               ALLIANCE HEALTH, INC.
                           Notes to Financial Statements


    4. Income Taxes (Continued)

       Income taxes were as follows for the years ended September 30:


                                                 1998          1997
         Current                               $321,338      $360,463
         Deferred                              $ 40,518       (69,224)
                                               ________      ________
                                               $361,856      $291,239

       Income tax expense for each year consisted of current taxes. The components of the deferred tax (asset) liability are as follows at September 30:


                                                 1998           1997
         Depreciation                         $(64,458)       $(61,374)
         Alternative minimum tax                25,522          25,522
         Cash Basis                              4,404          41,839
                                              ________        ________
                                              $ 34,532         $(5,987)

    5. Commitments and Contingencies

       Concentration of Credit Risk

       The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

    6. Related Party Transactions

       All of the Company's advertising income and MRI income was for services rendered to various affiliated companies owned by the Company's major stockholder. The MRI's are leased on a month-to-month (per-scan) basis. The Company loaned an affiliate $108,348 to fund start-up costs during fiscal year 1997. The affiliate is to pay the borrowings back with 10% interest.

       The Company leases its office space and equipment on a month-to-month basis from S. J. Kechejian, M.D., P.A., an affiliated company. The amount paid in 1998 and 1997 was $42,515 and $33,188, respectively.

                                 ALLIANCE HEALTH, INC.
                            Notes to Financial Statements


    7.   Accounting Developments

         SFAS 129

         Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has had no effect on the Company as it currently discloses the information specified.

         SFAS 130

         Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position are unaffected by implementation of this new standard.

         SFAS 131

         SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating seg-ments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement will not have an effect on the Company's financial statements, since the Company only operates in one segment of business, the offering of advertising and management services to medical clinics.

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

         NAME                    AGE                POSITION

    Sarkis J. Kechejian           60        President, Treasurer
                                            and Chairman of the Board

    Sharilyn J. Bruntz Wilson     48        Vice President and Secretary

    Richard C. Schneck            48        Chief Operating Officer

    Kenneth Guest                 59        Director

    James Kenney                  57        Director

    George Nicolaou, M.D.         77        Director

    Mac Martirossian              44        Director

        Dr. Kechejian is also president and sole owner of S. J. Kechejian, M.D., P.A. dba Doctor's Clinic/K Clinic which consists of twenty one clinics and five PT/OT centers and Aldine Medical Associates dba K Clinic, which consists of two clinics, one PT/OT Center and one cat scan imaging center treating patients injured on the job or in auto accidents.

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

       James W. Kenney has been a Director since September, 1992. He is currently associated with San Jacinto Securities, Inc. as Executive Vice President. From February, 1992 to June, 1993 he served as Vice President of Investments for Renaissance Capital Group, Inc. From October, 1989 to February, 1992 he served as Senior Vice President, Director of Trading and Sales for Capital Institutional Services. From February, 1987 to October, 1989, he served as Senior Vice President for retail sales for Rauscher Pierce Refsnes, Inc. Mr. Kenney received a BA degree in economics from the University of Colorado in Boulder, Colorado. Mr. Kenney also currently serves on the Board of Directors of the following companies: Consolidated Health Care Associates, Inc., Industrial Holdings, Inc., Scientific Measurement Systems, and Tricom Corporation.

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

    Item 10.  Executive Compensation

    Cash Compensation

        For the fiscal year ended September 30, 1998, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $61,868 and Mr. Schneck received a salary of $157,500 for the year ended September 30, 1998.

    Compensation of Directors

         Directors received $500 for each of the three Board of Director's meetings attended.

    Item 11.  Security Ownership of Certain Beneficial Owners and Managers

         The following information is submitted as of September 30, 1998 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

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
    824 Oak St.
    Brockton, MA 02401

    Item 12.  Certain Relationships and Related Transactions

        As set forth in the Company's financial statements contained in this report, all of the Company's advertising income and MRI income was for services rendered to affiliated companies. The Company's primary customers are S. J. Kechejian, M.D., P.A., Aldine Medical Associates and Metroplex Specialties, P.A., all professional corporations wholly owned by S. J. Kechejian, M.D. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents. Dr. Kechejian owns, directly or indirectly, 2,809,518 shares of Common Stock of the Company (78% of the outstanding shares).

        Furthermore, the Company's office facilities are located in the same office building owned by a company owned by Dr. Kechejian. The Company leases its office space and equipment on a month to month basis from S. J. Kechejian, M.D., P.A. for which it paid $30,000 for fiscal year ended September 30, 1998.


                                PART IV


    Item 13.  Exhibits and Reports on Form 8-K

        a.  Exhibit 27, Financial Data Schedule

        b.  Management Service Agreement

                               SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ALLIANCE HEALTH, INC.



    DATED:    December 18, 1998    By:  Sarkis J. Kechejian, M.D.
                                        Chairman of the Board,
                                        President and Treasurer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    DATED:     December 18, 1998   Sarkis J. Kechejian, M.D.
                                   Chairman of the Board and
                                   President and Treasurer

    DATED:     December 18, 1998   James Kenney
                                   Director

    DATED:     December 18, 1998   George Nicolaou, M.D.
                                   Director

    DATED:     December 18, 1998   Kenneth Guest
                                   Director

    DATED:     December 18, 1998   Mac Martirossian
                                   Director