Form 10KSB/A
period 1998-09-30
ALLIANCE HEALTH INC
filed 1999-01-08
CIK 822434

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,590,000

                              PART I.


Item 2.    Description of Property

     Property #1 is located at 2145 Gilmer Rd., Longview, Texas 75604. It is a 3,000 square foot brick building on 0.6899 acres of land.

     Property #2 is located at 1417 S.S.E. Loop 323, Tyler, Texas 75701. It is 4,000 square foot brick building on 0.423 acres of land.

                               SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIANCE HEALTH, INC.



DATED:   January 6, 1999    By:  /s/ Sarkis J. Kechejian, M.D.
                                 Sarkis J. Kechejian, M.D.
                                 Chairman of the Board,
                                 President and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:   January 6, 1999     /s/ Sarkis J. Kechejian, M.D.
                             Sarkis J. Kechejian, M.D.
                             Chairman of the Board and
                             President and Treasurer

DATED:   January 6, 1999     /s/ James Kenney
                             James Kenney
                             Director

DATED:   January 6, 1999     /s/ George Nicolaou, M.D.
                             George Nicolaou, M.D.
                             Director

DATED:   January 6, 1999     /s/ Kenneth Guest
                             Kenneth Guest
                             Director

DATED:   January 6, 1999     /s/ Mac Martirossian
                             Mac Martirossian
                             Director