Form 10QSB
period 1998-12-31
ALLIANCE HEALTH INC
filed 1999-02-11
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1998

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1998, 3,590,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                       ALLIANCE HEALTH, INC.

                               INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheets - December 31, 1998 and
            September 30, 1998                              1

          Statements of Operations - Three Months
            Ended December 31, 1998 and
            December 31, 1997                               2

          Statements of Cash Flow - Three Months Ended
            December 31, 1998 and 1997                      3

          Notes to Financial Statements                     4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      5-6



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         7


SIGNATURES                                                  8

                        ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS

                                       Dec 31, 1998  Sep 30, 1998
                                        Unaudited      Audited
Current assets:
 Cash                                  $1,019,267    $  739,596
 Accounts receivable-affiliate            183,611        64,413
 Other assets                               5,864        12,134
                                         ________      ________
  Total current assets                  1,208,742       816,143

Property, equipment & leasehold
  improvements                          2,485,536     2,451,752
 Less accumulated depreciation           (676,083)     (591,577)
                                        _________     _________
                                        1,809,453     1,860,175
                                       $3,018,195    $2,676,318

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                                     -0-        52,825
  Accrued liabilities                      22,917        21,116
  Income taxes payable                    317,087       249,889
                                         ________     _________
    Total current liabilities             340,004       323,830

Deferred income taxes                      34,532        34,532

Stockholders' equity:
  Common stock-par value of $0.01
  per share; authorized 20,000,000,
  issued 3,590,000 shares                  35,900        35,900
  Additional paid-in capital              831,166       831,166
  Retained earnings                     1,776,593     1,450,890
                                        _________     _________
 Total stockholders' equity             2,643,659     2,317,956

                                        _________     _________
                                       $3,018,195    $2,676,318

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                             STATEMENT OF OPERATIONS

                                        Three Months Ended
                                     Dec 31,           Dec 31,
                                      1998              1997
                                   (Unaudited)       (Unaudited)
REVENUES                           $ 927,771           $ 545,100

EXPENSES:
 Advertising                         126,792             133,505
 Salaries & employees
  Benefits                           105,998              96,800
 Depreciation                         84,506              42,300
 General & administrative             93,926              74,876
                                    ________            ________
                                     411,222             347,481

  Operating income                   516,549             197,619

  Other income                         8,653               8,237

Income before taxes                  525,202             205,856

Income taxes                         199,500             (78,500)
  Net income                         325,702             127,356

 Net income per
   common share                    $     .09           $     .04


Weighted average number of
  shares outstanding               3,590,000           3,590,000

The accompanying notes are an integral part of the financial statements.

                             ALLIANCE HEALTH, INC.

                             STATEMENT OF CASH FLOW


                                         Three Months Ended
                                       Dec 31           Dec 31
                                        1998             1997
                                     (Unaudited)      (Unaudited)
Cash flows from operating
 activities:
  Net income                         $ 325,702        $ 127,356
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
      Depreciation                      84,507           42,300
      Accounts Receivable             (119,198)          71,224
      Other Assets                       6,270          (77,205)
      Accounts Payable                 (52,825)         (75,008)
      Accrued Liabilities                1,801         (174,161)
      Income Taxes                      67,198           78,500

      Net cash provided by (used in)
       operating activities            313,455           (6,994)

Cash flows from investing activities:
 Equipment & Leasehold Improvements    (33,784)        (152,500)


Net increase (decrease) in cash        279,671         (159,494)
Cash at beginning of period            739,596          940,716

Cash at end of period               $1,019,267        $ 781,222


The accompanying notes are an integral part of these financial statements.

<PAGE
                     ALLIANCE HEALTH, INC.

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

     All of the Company's advertising income was for services rendered to S.
J. Kechejian, M.D., P.A., Metroplex Specialties, P.A., Metro Pharmacy, Inc. and Aldine Medical Associates, companies owned by the major stockholder.


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

Results of Operation and Financial Condition

     For the quarter ended December 31, 1998 and 1997, the Company had net income of $325,702 and $127,356 respectively. Revenues consisted of $335,400 from Metroplex Specialties for lease of the Company's MRIs, $542,500 for advertising fees, bank interest in the amount of $8,653 and rent and other income in the amount of $49,871. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $80,000 to $85,000 per month during the next period. The advertising income generated from S. J. Kechejian, M.D., P.A., is an ongoing arrangement with the Company billed at $407,500 during the quarter; the advertising income generated from Metroplex Specialties, P.A., is an ongoing arrangement with the Company billed at $82,500 during the quarter; the advertising income generated from Metro Pharmacy, Inc., is an ongoing arrangement with the Company billed at $22,500 during the quarter and the advertising income generated from Aldine Medical Associates is an ongoing arrangement with the company billed at $30,000 during the quarter. The quarter's revenue constitutes a 70% increase over the same quarter in 1997.

     The expenses during the quarter ended December 31, 1998 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $411,222. This is roughly an 18% increase in expenses over the same quarter last year primarily due to increased depreciation expense and other expenses associated with the MRI equipment.

     The Company has negotiated a Management Service Agreement with Aldine Medical Associates ("Aldine"). As part of the start up costs for the facility, the Company loaned Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine currently owes $183,611, which loan has been extended for one year. It is not expected that the Company will have to loan Aldine further money for operational purposes. Aldine also pays a management service fee at a rate of $24 per patient visit for Longview PT/OT and $8.00 per patient visit for Longview and Tyler clinics. The management service fee for the Longview PT/OT Center is being raised beginning January 1999 to $32 per patient visit.

     The Company purchased a MRP-7000-U Permanent Magnet in September 1998 for $45,869. This equipment is installed at the Longview facility and Aldine will pay a lease fee of $125 per scan.

Liquidity and Capital Resources

     The Company had total assets of $3,018,195 at December 31, 1998. Advertising income is expected to continue at approximately $247,500 per month and may increase if S. J. Kechejian, M.D., P.A., Aldine Medical Associates or Metroplex Specialties, P.A. opens additional facilities.

     The Company is researching the viability of a Hitachi Mobile MRI. The purchase price of the purposed MRI is $825,000 and the Company expects to make a decision in February, 1999.

     The Company has standardized protocols for most management and administrative processes which will help ensure future expansion of Company interests are organized and more profitable.

     The East Texas division, which presently includes two clinics, a physical therapy center and a MRP-7000-U Permanent Magnet cat scan imaging, is the test "pod" for the standardized protocal. The Company is using this "pod" to refine current protocals and develop new protocols as needed.

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




DATED: February 11, 1999         By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Director and
                                      Treasurer