Form 10QSB
period 1999-03-31
ALLIANCE HEALTH INC
filed 1999-04-30
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1999

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

                  ALLIANCE HEALTH, INC.

                               INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheets - March 31, 1999 and
            September 30, 1998                               1

          Statements of Income - Three Months
            and Six Months Ended March 31, 1999 and 1998     2


          Statements of Cash Flows - Six Months Ended
            March 31, 1999 and 1998                          3

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      5-6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K         7


SIGNATURES                                                  8

                        ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEETS

                                 ASSETS

                                       Mar 31, 1999  Sep 30, 1998
                                        Unaudited      Audited
Current assets:
 Cash                                   $ 710,650    $  739,596
 Accounts receivable-affiliate            139,408        64,413
 Other assets                                   0        12,134
                                         ________      ________
  Total current assets                    850,058       816,143

Property & equipment                    3,313,536     2,451,752
 Less accumulated depreciation           (782,949)     (591,577)
                                        _________     _________
                                        2,530,587     1,860,175
                                        _________     _________
         Total Assets                  $3,380,645    $2,676,318

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                              $  114,229    $   52,825
    Affiliate                              24,717        21,116
  Income taxes payable                    334,215       249,889
                                         ________     _________
    Total current liabilities             473,161       323,830

Deferred income taxes                      34,532        34,532

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized and issued,
    3,590,000 shares outstanding           35,900        35,900
   Paid-in capital                        831,166       831,166
   Retained earnings                    2,005,886     1,450,890
                                        _________     _________
 Total stockholders' equity             2,872,952     2,317,956
                                        _________     _________
                                       $3,380,645    $2,676,318

The accompanying notes are an integral part of these financial statements

                             ALLIANCE HEALTH, INC.


                             STATEMENTS OF INCOME

                                   (UNAUDITED)

                              Three Months Ended          Six Months Ended
                          Mar 31, 1999 Mar 31, 1998 Mar 31, 1999 Mar 31, 1998
                          ____________ ____________ ____________ ____________
REVENUES                   $1,010,261   $ 628,200    $1,938,032   $1,173,300

EXPENSES
 Advertising                  218,443     168,693       345,234      302,198
 Salaries & Employee
  Benefits                    123,978      81,450       229,975      178,250
 Depreciation                 106,867      54,387       191,374       96,687
 General & Administrative     181,505     146,371       275,432      221,247
                            _________    ________     _________     ________
                              630,793     450,901     1,042,015      798,382

  Operating income            379,468     177,299       896,017      374,918

Other Income                    8,870       8,199        17,523       16,436
                            _________    ________     _________    _________
Income before taxes           388,338     185,498       913,540      391,354

Taxes                         159,045      70,500       358,545      149,000
                            _________    ________     _________     ________

        Net income          $ 229,293    $114,998     $ 554,995    $ 242,354

 Net income per
   common share            $      .06    $    .03     $     .15    $     .07

Weighted average number of
  shares outstanding        3,590,000   3,590,000     3,590,000    3,590,000

The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                           Six Months Ended
                                    Mar 31, 1999     Mar 31, 1998
Cash flows from operating
 activities:
  Net income                         $ 554,995         $ 242,354
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                     191,374            96,686
      Accounts receivable              (85,920)          122,209
      Other assets                       7,500            15,528
      Accounts payable                  68,430           (69,758)
      Income taxes                      84,326          (141,783)
                                      ________           _______
      Net cash provided by
       operating activities            820,705           265,236
                                      ________           _______

Cash flows from investing activities:
 Purchase of equipment                (849,651)         (852,017)
                                      ________          ________

Net (decrease) in cash                 (28,946)         (586,781)

Cash at beginning of period            739,596           940,716
                                      ________          ________

Cash at end of period                $ 710,650          $353,935




The accompanying notes are an integral part of these financial statements.

                      ALLIANCE HEALTH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

     All of the Company's income was for leases or services rendered to S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc., companies owned by the major stockholder.


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

Results of Operation and Financial Condition

     For the six months ended March 31, 1999 and 1998, the Company had net income of $554,995 and $242,354 respectively. Revenues in 1999 consisted of $681,900 from Metroplex Specialties for lease of the Company's MRI, $1,060,000 for advertising fees, bank interest in the amount of $17,523 and rent and other income in the amount of $190,632. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $80,000 to $85,000 per month during the next period. The MRP-7000-U Permanent Magnet "Cat Scanner" became operational at Longview, Texas facility in January, 1999. This equipment is leased to Aldine at $125 per scan and has generated $5,500 in revenue to date.

     The advertising income generated during the six months ended March 31, 1999 is from an ongoing arrangement with the following companies: S. J. Kechejian, M.D., P.A. billed at $790,000, Metroplex Specialties billed at $165,000, Metro Pharmacy billed at $45,000 and the advertising income generated from Aldine Medical Associates billed at $60,000. Advertising income increased significant-ly due to several new facilities that opened and an increase in the amount of advertising being paid by the PT/OT Centers in S. J. Kechejian, M.D., P.A. The combined six months revenue constitutes a 65% increase over the same period in 1998.

     The expenses during the six months ended March 31, 1999 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $1,042,015. This is roughly a 31% increase in expenses over the same period last year. Expenses associated with the CAT Scanner at Longview, increased depreciation, accrued taxes and other expenses associated with the MRI equipment, such as maintenance, are the primary factors in the increased expenses.

     The Company has negotiated a Management Service Agreement with Aldine Medical Associates ("Aldine"). As part of the start up costs for the facility, the Company loaned Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine currently owes $139,408, and it is not expected that the Company will have to loan Aldine further money for operational purposes. Aldine also pays varying management service fees on a per patient visit. Fees vary depending on services given. The Company is currently contracting with K Clinic to perform the medical billing and administrative functions at the rate of $24 per patient visit for PT/OT, $18 per patient for CAT Scan, and $6 per visit for clinic patients.

Liquidity and Capital Resources

     The Company had total assets of $3,380,645 at March 31, 1999. Advertising income is expected to continue at approximately $180,000 per month and may increase if S. J. Kechejian, M.D., P.A., Aldine Medical Associates or Metroplex Specialties, P.A. opens additional facilities.

     The Company has purchased a mobile Hitachi MRI for a total cost of $825,000 for the equipment and $68,000 in sales tax. The mobile unit should be operational by May 1, 1999 in Longview, Texas. The Company expects to complete negotiations for additional locations later this year.

     The Company has standardized protocols for most management and administrative processes which will help ensure future expansion of Company interests are organized and more profitable.

     The East Texas division, which presently includes two clinics, a physical therapy center and a MRP-7000-U Permanent Magnet cat scan imaging is the test "pod" for the standardized protocol. The Company is using this "pod" to refine current protocol and develop new protocol as needed.

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




DATED: May 4, 1999               By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Director and
                                      Treasurer