Form 10QSB
period 1999-06-30
ALLIANCE HEALTH INC
filed 1999-08-11
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1999

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

                       ALLIANCE HEALTH, INC.

                               INDEX

                                                     PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheets - June 30, 1999 and
            September 30, 1998                               1

          Statements of Income - Three Months
            and Nine Months Ended June 30, 1999 and 1998     2


          Statements of Cash Flows - Nine Months Ended
            June 30, 1999 and 1998                           3

          Notes to Financial Statements                      4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      5-6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K         7


SIGNATURES                                                  8

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEETS

                                 ASSETS

                                          Jun 30, 1999  Sep 30, 1998
                                            Unaudited      Audited
                                          ____________  ____________
Current assets:
 Cash                                       $ 659,874    $  739,596
 Accounts receivable-affiliate                222,597        64,413
 Other assets                                  19,014        12,134
                                             ________      ________
  Total current assets                        901,485       816,143

Property & equipment                        3,545,721     2,451,752
 Less accumulated depreciation               (901,364)     (591,577)
                                            _________     _________
                                            2,644,357     1,860,175
                                            _________     _________
         Total Assets                      $3,545,842    $2,676,318

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
    Trade                                  $   26,516    $   52,825
    Affiliate                                     249        21,116
  Income taxes payable                        355,098       249,889
                                             ________     _________
    Total current liabilities                 381,863       323,830

Deferred income taxes                          34,532        34,532

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized and issued,
    3,590,000 shares outstanding               35,900        35,900
   Paid-in capital                            831,166       831,166
   Retained earnings                        2,262,381     1,450,890
                                            _________     _________
 Total stockholders' equity                 3,129,447     2,317,956
                                            _________     _________
                                           $3,545,842    $2,676,318

The accompanying notes are an integral part of these financial statements.

                             ALLIANCE HEALTH, INC.


                             STATEMENTS OF INCOME

                                   (UNAUDITED)

                              Three Months Ended         Nine Months Ended
                         Jun 30, 1999 Jun 30, 1998 Jun 30, 1999 Jun 30, 1998
                         ____________ ____________ ____________ ____________
REVENUES                   $1,046,918   $ 635,500    $2,984,950   $1,808,800

EXPENSES
 Advertising                  225,084     111,783       570,318      413,981
 Salaries & Employee
  Benefits                     96,398     111,226       326,373      306,487
 Depreciation                 118,414      75,174       309,788      171,861
 General & Administrative     187,304      56,249       462,736      260,485
                            _________    ________     _________     ________
                              627,200     354,432     1,669,215    1,152,814

  Operating income            419,718     281,068     1,315,735      655,986

Other Income                   10,192      18,900        27,715       35,336
                            _________    ________     _________    _________
Income before taxes           429,910     299,968     1,343,450      691,322

Taxes                         173,415      86,050       531,960      235,050
                            _________    ________     _________     ________

        Net income          $ 256,495    $213,918     $ 811,490    $ 456,272

 Net income per
   common share            $      .07    $    .06     $     .23    $     .13

Weighted average number of
  shares outstanding        3,590,000   3,590,000     3,590,000    3,590,000

The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS


                                             Nine Months Ended
                                      Jun 30, 1999     Jun 30, 1998
                                      ____________     ____________
Cash flows from operating
 activities:
  Net income                          $ 811,490         $ 456,272
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                       309,788           171,862
      Accounts receivable               (169,109)          129,441
      Other assets                       (11,514)            1,788
      Accounts payable                   (43,750)          (75,604)
      Income taxes                       105,208          (112,462)
                                        ________           _______
      Net cash provided by
       operating activities            1,002,113           571,297
                                       _________           _______

Cash flows from investing activities:
 Purchase of equipment                (1,081,835)       (1,076,559)
                                       _________         _________

Net (decrease) in cash                   (79,722)         (505,262)

Cash at beginning of period              739,596           940,716
                                        ________          ________

Cash at end of period                  $ 659,874          $435,454




The accompanying notes are an integral part of these financial statements.

                        ALLIANCE HEALTH, INC.

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

     All of the Company's income was for leases or services rendered to S.
J. Kechejian, M.D., P.A., Metroplex Specialties, P.A., Aldine Medical Associates, and Metro Pharmacy, Inc., companies owned by the major stockholder.


Note 2.  Organization

    Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. Effective May 12, 1995, the Company acquired the advertising division (the "Division") of K Clinics, Associated ("K Clinics") from S. J. Kechejian, M.D. for 1,200,000 shares of the Company's stock. The acquisition has been accounted for in a manner similar to the pooling-of-interests method due to Dr. Kechejian's control of the respective companies.

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

Results of Operation and Financial Condition

     For the nine months ended June 30, 1999 and 1998, the Company had net income of $811,490 and $456,272, respectively. Revenues in 1999 consisted of $1,107,900 from Metroplex Specialties for lease of the Company's MRI, $1,577,500 for advertising fees and rent and other income in the amount of $299,550. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $125,000 to $175,000 per month during the next period. The MRP-7000-U Permanent Magnet "Cat Scanner" became operational at the Longview, Texas facility in January, 1999. This equipment is leased to Aldine at $125 per scan and has generated $9,750 in revenue to date.

     Advertising income generated during the nine months ended June 30, 1999 is from an ongoing arrangement with the following companies: S. J. Kechejian, M.D., P.A. billed at $1,172,500, Metroplex Specialties billed at $247,500, Metro Pharmacy billed at $67,500 and the advertising income generated from Aldine Medical Associates billed at $90,000. Advertising income increased significantly due to several new facilities that opened and an increase in the amount of advertising being paid by the PT/OT Centers in S. J. Kechejian, M.D., P.A. The combined nine months revenue constitutes a 65% increase over the same period in 1998.

     The expenses during the six months ended June 30, 1999 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $1,669,215. This is roughly a 45% increase in expenses over the same period last year. Expenses associated with the CAT Scanner, the Mobile MRI, increased depreciation, accrued taxes and other expenses associated with the MRI equipment, such as maintenance, are the primary factors in the increased expenses.

     A Management Service Agreement with Aldine Medical Associates ("Aldine") was negotiated and finalized in July, 1998. As part of the start up costs for the facility, the Company loaned Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine currently owes $94,090 on the start up loan and the company has loaned additional funds for operation in the amount of $128,506. Aldine pays management service fees on a per patient visit and these fees vary depending on services given. The Company is currently contracting with K Clinic to perform the medical billing and administrative functions at the rate of $24 per patient visit for PT/OT, $18 per patient for CAT Scan, and $6 per visit for clinic patients.

     Assessment of Y2K issues has been implemented over the past year. The Company is compliant in all critical areas of both inhouse and out sourced software and hardware. The Company has upgraded its computer system and does not expect any material replacement costs. The only equipment that is not Y2K compliant is the CAT Scanner being leased to Aldine Medical Associates in Longview, Texas. At this time the cost to upgrade this equipment is not known. Considerable time has also been allocated to making sure other areas are Y2K compliant such as banking relationships, vendors and non IT equipment. On July 27, 1999, the Company successfully transmitted a Y2K test file to the SEC through Edgar Link.


Liquidity and Capital Resources

     The Company had total assets of $3,545,842 at June 30, 1999.
Advertising income is expected to continue at approximately $170,000 per month and may increase if S. J. Kechejian, M.D., P.A., Aldine Medical Associates or Metroplex Specialties, P.A. opens additional facilities.

     The Company has purchased a mobile Hitachi MRI for a total cost of $825,000 for the equipment and $68,000 in sales tax. The mobile unit was operational in May, 1999 in Longview, Texas. The Company expects to complete negotiations for additional locations later this year. A tractor was purchased in June, 1999 for $97,787 to move the Mobile MRI to each location.

     The Company has standardized protocols for most management and administrative processes which will help ensure future expansion of Company interests are organized and more profitable.

     The East Texas division, which presently includes two clinics, a physical therapy center and a MRP-7000-U Permanent Magnet cat scan imaging is the test "pod" for the standardized protocol. A second physical therapy center is projected to open in July, 1999 in a facility owned by the Company in Tyler, Texas. The Company is using this "pod" to refine current protocol and develop new protocol as needed.

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




DATED: August 5, 1999                By:  Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer