Form 10KSB
period 1999-09-30
ALLIANCE HEALTH INC
filed 1999-12-23
CIK 822434

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

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

Securities registered under Section 12(b) of the Exchange Act:
                                                  Name of each exchange on
        Title of each class                            which registered
---------------------------------------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.01
___________________________________________________________________________
                            (Title of class)
___________________________________________________________________________
                            (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X      No

     State issuer's revenues for its most recent fiscal year $3,840,955.

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

     On May 12, 1995, the Company acquired from K Clinics, P.A. ("K Clinics"), the marketing division of K Clinics. The marketing division will continue the contract to perform advertising and marketing services for S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A. medical facilities in the Dallas/Ft. Worth Metroplex.

     Metroplex Specialties, P.A. is one of the "affiliates" of the Company. On October 23, 1995 the Company began leasing an MRI it purchased and installed at 200 W. Colorado Blvd., Dallas, Texas to Metroplex Specialties, P.A. for $300 per scan. In the year 1999 revenue was $1,033,500 as compared to 1998 revenue of $887,100. The Hitachi MRI purchased by the Company located at 1218 S. Main Street, Ft. Worth, Texas, is being leased at the same rate of $300 per scan and generated income in 1999 of $392,400 as compared to 1998 of $153,600.

     In January 1999, the Company purchased a Mobile Hitachi MRI for $825,000 and in May 1999 a tractor for $97,787 to move the mobile unit. The mobile unit is leased to Metroplex Specialties at the rate of $300 per scan and has generated $93,600 from May 1999 through September 1999.

     The Company purchased a CT Scanner in September, 1998 for $45,869 which is leased to Aldine Medical Associates for $125 per scan. In the 9 month period from January 1999 to September 1999 $13,125 of revenue was generated from this lease.

     Alliance Health has the experience through its association with K Clinics in the Dallas/Fort Worth area to offer the services of a Management Service Organization (MSO). K Clinic has developed innovative marketing, advertising and administrative services over the past ten years in conjunction with S. J. Kechejian, M.D., P.A. In May 1995 the advertising division of K Clinics was sold to Alliance Health, Inc. The further development of the MSO and offering of additional administrative and specialty services to physicians and medical groups have been developed and implemented.

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

                           PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     On September 30, 1999 the approximate number of holders of record of the Company common stock was 306. The Company's common stock has no established trading market.

     The Company has never paid any cash dividends on the common stock and does not expect to do so in the foreseeable future. However, the Company declared a four for one stock split of its outstanding shares of common stock effective the close of business December 24, 1999.


Item 6.    Management's Discussion and Analysis or Plan of Operation

     Prior to May 1995, the Company had no operating business since June 1990. On May 12, 1995, an 8-K was filed regarding the acquisition of the Marketing Division of K Clinics which included $285,879 in cash in exchange for one million two hundred thousand (1,200,000) shares of common stock of Alliance Health, Inc. (the "Company"). In July 1995, the shares were transferred to Sarkis J. Kechejian. K Clinics is wholly owned by Sarkis
J. Kechejian, M.D. who is also the principal shareholder of the Company.

     The Company's primary source of income during the year was advertising income. An increase of forty percent (40%) was realized in 1999 as compared to 1998. This was due to fees from Aldine Medical Associates, an affiliate, and an increase in the number of facilities at
S. J. Kechejian, M.D., P.A. and an increase in the advertising fees charged to PT/OT Rehab Centers. Other marketing income was generated from Metro Pharmacy, Inc. and Metroplex Specialties, Inc.

     The Company also realized a considerable increase in fees from Metroplex Specialties, P.A. from the MRI lease. An increase of fifty eight percent (58%) was realized in 1999 as compared to 1998, primarily due to the new mobile MRI lease and increased scans at the other units. The revenue from Metroplex Specialties, P.A. is on a per scan basis and is expected to continue at roughly $125,000 per month during the next fiscal year.

     During the past 2 years the Company has continued to develop its management and administrative services. These services have been primarily to Aldine Medical Associates and its group of clinics and specialties in East Texas. The Company expects revenues to increase over the next year.

     Expenses in 1999 increased forty five percent (45%) over 1998, principally due to an increase in operations. General and administrative expenses increased eighty five percent (85%) during the 1999 year, principally due to increases in administrative fees, rent and maintenance.

     Aldine Medical Associates ("Aldine"), an affiliate, will lease its furniture, fixtures and equipment from the Company at cost plus ten percent (10%). The majority of the furniture, fixtures and equipment to be leased to Aldine for the Tyler clinic is from the Aldine Medical Clinic of Houston (now closed) and any additional furniture, fixtures and equipment required will be purchased by the Company and leased at the same rate.

Liquidity and Financial Resources

     The Company had $592,547 in cash at September 30, 1999.

     The Company has an agreement with Metroplex Specialties, P.A. for the lease of three MRIs at $300/per scan. It is expected this lease will continue to produce revenues of approximately $125,000 per month.

     The facility in Tyler, Texas purchased 1998 is primarily being leased to Aldine Medical Associates. The facility will initially house a physical therapy center and an imaging center and is being leased for $2,500 per month. One office in the facility is leased to Texas Wildlife Damage Management Service for $323 per month.

     The Company has loaned Aldine $271,506 in start-up and administrative costs. The loan was to be paid back during the year ended September 30, 1999 with an interest rate of 10%. As of September 30, 1999, the outstanding balance due on the loan was $176,137. The loan has been extended at the same interest rate for an additional year.

     The Company's primary source of income continues to be from fees generated by the marketing and advertising services for S. J. Kechejian, M.D., P.A., Aldine Medical Associates, Metroplex Specialties, P.A. and Metro Pharmacy, Inc. It is anticipated the revenue for marketing services will increase in the next year as S. J. Kechejian, M.D., P.A. and Aldine Medical Associates are expected to add additional clinic locations thus increasing the need for additional marketing services.

     The Company has long term debt outstanding at year end of $195,965, incurred from the purchase of a building at 232 W. Tenth, Dallas, Texas for $230,000. At this time the company is planning on leasing this building for a medical facility in the year 2000. Income from the marketing division, lease of the MRIs and CT Fees are expected to produce sufficient cash flow to cover all operating and administrative expenses.

     Year 2000. The company currently believes that it does not have any significant exposure to uncertainties nor material anticipated costs with regard to Year 2000 issues. Current systems and any anticipated upgrades are 2000 compliant.

Item 7.    Financial Statements

     Financial statements in response to Item 7 are presented on pages F-1 through F-11.

                   ALLIANCE HEALTH, INC.

           INDEX TO AUDITED FINANCIAL STATEMENTS




                                                Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-2

Balance Sheets at September 30, 1999 and 1998. . . . . . . . . . . .F-3

Statements of Income for the Years Ended
   September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . .F-4

Statements of Changes in Stockholders' Equity
   for the Years Ended September 30, 1999 and 1998 . . . . . . . . .F-5

Statements of Cash Flows for the Years Ended
   September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . .F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .F-7

               INDEPENDENT AUDITORS' REPORT




Board of Directors
Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc. as of September 30, 1999 and 1998, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Jackson & Rhodes P.C.

Dallas, Texas
November 10, 1999

                         ALLIANCE HEALTH, INC.
                            BALANCE SHEETS
                      September 30, 1999 and 1998


                                ASSETS

                                                   1999         1998
Current assets:
   Cash                                         $ 592,547     $ 739,596
   Accounts receivable - affiliates (Note 7)      177,961        64,413
   Other assets                                    45,587        12,134
   Income taxes receivable                        121,320             -
         Total current assets                     937,415       816,143

Property and equipment (Notes 3)                3,824,721     2,451,752
   Less accumulated depreciation               (1,027,307)     (591,577)
                                                2,797,414     1,860,175

                                               $3,734,829    $2,676,318



            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                      $ 57,558    $   52,825
   Accrued liabilities                             26,350        21,116
   Current portion of long-term debt                4,035             -
   Income taxes payable                                 -       249,889
                                                  -------       -------
         Total current liabilities                 87,943       323,830

Long-term debt, less current maturities (Note 4)  195,965             -
Deferred income taxes                              69,502        34,532
                                                  -------       -------
                                                  265,467        34,532
                                                  -------       -------
         Total liabilities                        353,410       358,362

Commitments and contingencies (Note 6)                  -             -

Stockholders' equity:
   Preferred stock, $.01 par, 100,000 shares
      authorized, none issued                           -             -
   Common stock, $.01 par, 20,000,000 shares
      authorized, 3,590,000 shares issued
      and outstanding                              35,900        35,900
   Paid-in capital                                831,166       831,166
   Retained earnings                            2,514,353     1,450,890
                                                ---------     ---------
         Total stockholders' equity             3,381,419     2,317,956
                                                ---------     ---------
                                               $3,734,829    $2,676,318

       See accompanying notes to financial statements.

                       ALLIANCE HEALTH, INC.
                       STATEMENTS OF INCOME
              Years Ended September 30, 1999 and 1998

                                           1999            1998
                                        ---------      ----------
Revenues:
  Advertising income from affiliate
    (Note 7)                          $ 2,118,125     $ 1,520,000
  MRI income from affiliate (Note 7)    1,682,925       1,070,445
  Interest                                 39,905          26,753
                                        ---------       ---------
                                        3,840,955       2,617,198

Expenses:
  Advertising                             868,770         649,672
   Salaries and employee benefits         430,995         396,172
  Depreciation                            435,730         249,893
  General and administrative              624,327         338,939
                                        ---------       ---------
                                        2,359,822       1,634,676

Operating income                        1,481,133         982,522

Other income                              154,288          26,948
                                        ---------       ---------
Income before taxes                     1,635,421       1,009,470

Income taxes (Note 5)                     571,958         361,856

  Net income                          $ 1,063,463      $  647,614


Basic earnings per common share       $      0.30      $     0.18

Weighted average number of
  common shares outstanding             3,590,000       3,590,000



       See accompanying notes to financial statements.

                      ALLIANCE HEALTH, INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             Years Ended September 30, 1999 and 1998


                     Common Stock    Additional
                               Par    Paid-In    Retained
                   Shares     Value   Capital    Earnings       Total
                  ---------  -------  ---------  ---------    ---------
Balance, 9-30-97  3,590,000  $35,900  $831,166  $  803,276   $1,670,342

Net Income                -        -         -     647,614      647,614
                  ---------   ------   -------   ---------    ---------
Balance, 9-30-98  3,590,000   35,900   831,166   1,450,890    2,317,956

Net Income                -        -         -   1,063,463    1,063,463
                  ---------   ------   -------   ---------    ---------
Balance, 9-30-99  3,590,000  $35,900  $831,166  $2,514,353   $3,381,419











        See accompanying notes to  financial statements.

                          ALLIANCE HEALTH, INC.
                        STATEMENTS OF CASH FLOWS
                Years Ended September 30, 1999 and 1998


                                           1999           1998
                                        ---------     ----------
Cash flows from operating activities:
   Net income                          $1,063,463    $   647,614
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation                         435,730        249,894
     Deferred income taxes                 34,970         40,518
     Changes in assets and liabilities:
      Accounts receivable-affiliates       26,667         59,390
      Other assets                        (33,453)        (2,592)
      Federal income taxes payable       (371,209)       (37,341)
      Accounts payable                      4,733        (16,934)
      Accrued liabilities                   5,234         21,116
      Net cash provided by              ---------      ---------
       operating activities             1,166,135        961,665
                                        ---------      ---------
Cash flows from investing activities:
    Purchase of equipment              (1,372,969)    (1,217,330)
                                        ---------      ---------
Cash flows from financing activities:
    Accounts receivable-affiliates       (140,215)        54,545
    Proceeds from long-term debt          200,000            -
       Net cash provided by financing   ---------      ---------
        activities                         59,785         54,545

       Net decrease in cash              (147,049)      (201,120)

       Cash at beginning of year          739,596        940,716
                                        ---------      ---------
       Cash at end of year             $  592,547     $  739,596
                                        ---------      ---------

Income taxes paid                      $1,257,487     $  358,678
                                        ---------      ---------







            See accompanying notes to financial statements.

                          ALLIANCE HEALTH, INC.
                     Notes to Financial Statements
                      September 30, 1999 and 1998

1.  Organization

    Alliance Health, Inc. (the "Company") was incorporated in
    Delaware on September 4, 1987. On May 12, 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics"). The Company currently offers advertising and management services to medical clinics of affiliated companies (see Note 7).

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

                  ALLIANCE HEALTH, INC.
              Notes to Financial Statements


2.  Summary of Significant Accounting Policies (Continued)

    Earnings Per Common Share

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion
    15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic earnings per share.

3.  Property and Equipment

    Property and equipment consisted of the following at September 30:

                                             1999         1998
    Buildings                            $  530,836   $  300,836
    Equipment (principally magnetic
    resonance imaging)                    2,814,897    1,795,006
    Leasehold improvements                  439,988      316,910
    Furniture and fixtures                   39,000       39,000
                                          ---------    ---------
                                         $3,824,721   $2,451,752

4.  Long-term Debt

    The Company borrowed $200,000 for the addition of a building during 1998. The note requires monthly payments of $1,642 per month, including interest at 8% and matures on October 1, 2002. Minimum principal payments are as follows:


       For the Year Ended
           September 30:                   Amount
       ------------------                ---------
              2000                       $   4,035
              2001                           4,680
              2002                           4,620
              2003                         186,665

                         ALLIANCE HEALTH, INC.
                    Notes to Financial Statements

5.  Income Taxes

    Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the years ended September 30:


                                             1999         1998
                                            -------      -------
    Expected provision for federal
     income taxes                          $556,000     $343,200
    State income taxes                       63,550       51,500
      Other                                 (47,592)     (32,844)
                                            -------      -------
                                           $571,958     $361,856

    Income taxes were as follows for the years ended September 30:

                                              1999         1998
                                            -------      -------
     Current                               $536,988     $321,338
     Deferred                                34,970       40,518
                                            -------      -------
                                           $571,958     $361,856

    The components of the deferred tax asset (liability) are as follows at September 30:

                                             1999         1998
                                           -------      -------
    Depreciation                         $ (74,502)    $(64,458)
    Alternative minimum tax                 25,522       25,522
    Cash basis                             (20,522)       4,404
                                           -------      -------
                                         $ (69,502)    $ 34,532)

6.  Commitments and Contingencies

    Concentration of Credit Risk

    The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

    Uncertainty Due to the Year 2000 Issue

    The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could impact the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company will be fully resolved.

7.  Related Party Transactions

    All of the Company's advertising income and MRI income was for services rendered to various affiliated companies owned by the Company's major stockholder. The Company has loaned an affiliate $271,506 to fund start-up costs during fiscal year 1999. The affiliate is to pay the borrowings back with 10% interest.

    The Company leases its office space and equipment on a month-to-month basis from S. J. Kechejian, M.D., P.A., an affiliated company. The amounts paid in 1999 and 1998 were $34,500 and $30,635, respectively. The company leases its Dallas MRI facility on a month to month basis from Arax Limited Partnership for which it paid $26,250 for fiscal year ended September 30, 1999, and $15,365 for fiscal year ended 1998. The Ft. Worth MRI facility is leased on a month to month basis from SK Properties for which it paid $26,250 for fiscal year ended September 30, 1999, and $8,750 for fiscal year ended September 30, 1998.

    The Company also paid K Clinics' fees amounting to $164,000 during the year ended September 30, 1999.

8.  Accounting Developments

    SFAS 129

    Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has had no effect on the Company as it currently discloses the information specified.

    SFAS 130

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position are unaffected by implementation of this new standard.

    SFAS 131


    SFAS 131, "Disclosure About Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement will not have an effect on the Company's financial statements, since the Company only operates in one segment of business, the offering of advertising and management services to medical clinics.

    SFAS 132

    Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

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

     NAME                    AGE             POSITION

Sarkis J. Kechejian          61    President, Treasurer
                                   and Chairman of the Board

Sharilyn J. Bruntz Wilson    49    Vice President and Secretary

Richard C. Schneck           49    Chief Operating Officer

Kenneth Guest                60    Director

James Kenney                 58    Director

George Nicolaou, M.D.        78    Director

Mac Martirossian             45    Director

     Dr. Kechejian is also president and sole owner of S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc., Metroplex Specialties, P.A. and Aldine Medical Associates, which consists of two clinics, one PT/OT Center and one cat scan imaging center treating patients injured on the job or in auto accidents.

     Ms. Wilson is the Chief Financial Officer of S. J. Kechejian, M.D., P.A. and was Secretary/Treasurer of K Med Centers, Inc. from January, 1987 until December, 1991. Prior to that time, for over five years, she was a Legal Assistant with several law firms.

       Mr. Guest is an attorney who has been practicing in the Dallas area since 1965. He is with the law firm of Ken Guest and Associates. He has investments in several manufacturing and retail businesses.

       James W. Kenney has been a Director since September, 1992. He is currently associated with San Jacinto Securities, Inc. as Executive
Vice President. From February, 1992 to June, 1993 he served as Vice President of Investments for Renaissance Capital Group, Inc. From October, 1989 to February, 1992 he served as Senior Vice President, Director of Trading and Sales for Capital Institutional Services. From February, 1987 to October, 1989, he served as Senior Vice President for retail sales for Rauscher Pierce Refsnes, Inc. Mr. Kenney received a
BA degree in economics from the University of Colorado in Boulder, Colorado. Mr. Kenney also currently serves on the Board of Directors of the following companies: Industrial Holdings, Inc., Scientific Measurement Systems and Antenna Products, Inc.

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

Item 10.  Executive Compensation

Cash Compensation

       For the fiscal year ended September 30, 1999, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $67,242 and Mr. Schneck received a salary of $166,500 for the year ended September 30, 1999.

Compensation of Directors

     Directors received $500 for each of the three (3) Board of Director's meetings attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Managers

     The following information is submitted as of September 30, 1999 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

Name and Address of          Amount Bene-            Approximate
Beneficial Owner           ficially owned            Percent of
                                                        Class
------------------------   --------------            -----------
Sarkis J. Kechejian, M.D.     2,809,518                  78%
421 E. Airport Freeway
Irving, Texas  75062

Nishan J. Kechejian, M.D.       450,000                 12.5%
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

       Furthermore, the Company's office facilities are located in the same office building owned by a company owned by Dr. Kechejian. The Company leases its office space and equipment on a month to month basis from S.
J. Kechejian, M.D., P.A. for which it paid $34,500 for fiscal year ended September 30, 1999 and $30,635 for fiscal year ended September
30, 1998. The company leases its Dallas MRI facility on a month to month basis from Arax Limited Partnership for which it paid $26,250 for fiscal year ended September 30, 1999, and $15,365 for fiscal year ended 1998. The Ft. Worth MRI facility is leased on a month to month basis from SK Properties for which it paid $26,250 for fiscal year ended September 30, 1999, and $8,750 for fiscal year ended September 30,
1998.


                          PART IV.


Item 13.  Exhibits and Reports on Form 8-K

       a.  Exhibit 27, Financial Data Schedule

                         SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   ALLIANCE HEALTH, INC.



DATED: December 30, 1999        By:
                                   ----------------------------
                                   Sarkis J. Kechejian, M.D.
                                   Chairman of the Board,
                                   President and Treasurer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:       December 30, 1999   _________________________
                                 Sarkis J. Kechejian, M.D.
                                 Chairman of the Board and
                                 President and Treasurer

DATED:       December 30, 1999   __________________________
                                 James Kenney
                                 Director

DATED:       December 30, 1999   __________________________
                                 George Nicolaou, M.D.
                                 Director

DATED:       December 30, 1999   __________________________
                                 Kenneth Guest
                                 Director

DATED:       December 30, 1999   __________________________
                                 Mac Martirossian
                                 Director