Form 10QSB
period 1999-12-31
ALLIANCE HEALTH INC
filed 2000-02-11
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1999

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1999, 14,360,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                       ALLIANCE HEALTH, INC.

                               INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Balance Sheets - December 31, 1999 and
            September 30, 1999                              1

          Statements of Operations - Three Months
            Ended December 31, 1999 and 1998                2

          Statements of Cash Flow - Three Months Ended
            December 31, 1999 and 1998                      3

          Notes to Financial Statements                     4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                      5-6



PART II   OTHER INFORMATION

          Item 5.  Exhibits and Reports on Form 8-K         7


SIGNATURES                                                  8

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION

                             BALANCE SHEET

                                 ASSETS

                                       Dec 31, 1999  Sep 30, 1999
                                        Unaudited      Audited
Current assets:
 Cash                                  $1,171,445    $  592,548
 Accounts receivable-affiliate             64,130       178,360
 Other assets                               9,742        45,587
 Income tax receivable                          -       121,320
                                        _________     _________
  Total current assets                  1,245,317       937,815
                                        _________     _________

                                        _________     _________

Property, equipment & leasehold
  improvements                          3,824,721     3,824,721
 Less accumulated depreciation         (1,154,831)   (1,027,307)
                                        _________     _________
                                        2,669,890     2,797,414
                                        _________     _________


                                       $3,915,207    $3,735,229
                                        _________     _________
                                        _________     _________


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                 $      227,197    $  226,350
  Accrued liabilities                         270        57,956
  Income taxes payable                     14,772             -
                                         ________     _________
    Total current liabilities             242,239       284,306
                                         ________     _________


Deferred income taxes                      69,502        69,502

Stockholders' equity:
  Preferred stock, $.01 par, 100,000
    shares authorized, none issued              -             -
  Common stock-par value of $0.0025
    per share; authorized 20,000,000,
    issued 14,360,000 shares               35,900        35,900
  Additional paid-in capital              831,166       831,166
  Retained earnings                     2,736,400     2,514,355
                                        _________     _________
 Total stockholders' equity             3,603,466     3,381,421
                                        _________     _________
                                       $3,915,207    $3,735,229
                                        _________     _________
                                        _________     _________

The accompanying notes are an integral part of these financial statements

                     ALLIANCE HEALTH, INC.

                     STATEMENTS OF INCOME

                                       Three Months Ended
                                  Dec 31,           Dec 31,
                                  1999              1998
                               (Unaudited)       (Unaudited)
REVENUES                      $ 986,667           $ 927,771


EXPENSES:
 Advertising                    173,564             126,792
 Salaries & employees
  Benefits                      192,382             105,998
 Depreciation                   127,524              84,506
 General & administrative       149,612              93,926
                               ________            ________
                                643,082             411,222
                               ________            ________


  Operating income              343,585             516,549

  Other income                   14,551               8,653

Income before taxes             358,136             525,202

Income taxes                    136,092             199,500
                               ________            ________


  Net income                    222,044             325,702
                               ________            ________
                               ________            ________


 Net income per
   common share               $    .015           $    .022
                               ________            ________
                               ________            ________

Weighted average number of
  shares outstanding         14,360,000          14,360,000
                             __________          __________
                             __________          __________


The accompanying notes are an integral part of the financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                         Three Months Ended
                                       Dec 31           Dec 31
                                        1999             1998
                                     (Unaudited)      (Unaudited)
Cash flows from operating
 activities:
  Net income                         $ 222,044        $ 325,702
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
      Depreciation                     127,524           84,507
  Changes in assets and liabilities:
      Accounts receivable              114,231         (119,198)
      Other assets                      35,845            6,270
      Accounts payable                     847          (52,825)
      Accrued liabilities              (57,686)           1,801
      Income taxes                     136,092           67,198

      Net cash provided by
       operating activities            578,897          313,455

Cash flows from investing activities:
 Equipment & leasehold improvements          -          (33,784)


Net increase in cash                   578,897          279,671
Cash at beginning of period            592,548          739,596

Cash at end of period               $1,171,445       $1,019,267


The accompanying notes are an integral part of these financial statements.

                     ALLIANCE HEALTH, INC.

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

     All of the Company's advertising income was for services rendered to S.
J. Kechejian, M.D., P.A., Metroplex Specialties, P.A., Metro Pharmacy, Inc. and Aldine Medical Associates, companies owned by the major stockholder.


Note 2.  Organization

    Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. Effective May 12, 1995, the Company acquired the advertising division of K Clinics, P.A. ("K Clinic") from S. J. Kechejian, M.D. for 1,200,000 shares of the Company's stock. The acquisition has been accounted for in a manner similar to the pooling-of-interests method due to Dr. Kechejian's control of the respective companies.

Note 3.  Stock Split

     The Company announced a 4-1 split of its common shares, effective December 24, 1999. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the effects of the split.

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

Results of Operation and Financial Condition

     For the quarter ended December 31, 1999 and 1998, the Company had net income of $222,044 and $325,702 respectively. Revenues consisted of $376,500 from Metroplex Specialties for lease of the Company's MRIs, $532,500 for advertising fees, bank interest in the amount of $14,551 and rent and other income in the amount of $75,292. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $125,000 to $175,000 per month during the next period. The GE 9800 CAT Scanner generated $2,375 in revenue for the quarter ended December 31, 1999.

     Advertising income generated during the quarter ended December 31, 1999 is from an ongoing arrangement with the following companies: S. J. Kechejian, M.D., P.A. billed at $382,500, Metroplex Specialties billed at $82,500, Metro Pharmacy billed at $22,500 and Aldine Medical Associates billed at $45,000. The combined quarter revenue constitutes a 6% increase over the same period in 1998.

     The expenses during the quarter ended December 31, 1999 included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $643,082. This is a 56% increase in expenses over the same period last year. Advertising expenses account for 36% of the increase. The primary reason for this is an increase in the number of billboards being contracted for, the cost of addition television and radio spots and increased commercial production costs. The other 20% is allocated to general administrative expenses primarily associated with the mobile MRI, such as insurance, maintenance and depreciation. There was also an increase in salaries, computer related expenses and interest on the note for purchasing the building at 238 W. Tenth St., Dallas, Texas.

     A Management Service Agreement with Aldine Medical Associates
("Aldine") was negotiated and finalized in July, 1998. As part of the start up costs for the facility, the Company loaned Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine has paid the start up loan and the company has loaned additional funds for operating in the amount of $64,881. Aldine pays management service fees on a per patient visit and these fees vary depending on services given. The Company is currently contracting with K Clinic to perform the medical billing and administrative functions at the rate of $12.00 per patient visit for PT/OT and CAT Scan and $6.00 per visit for clinic patients.

     Y2K issues had been addressed and all hardware and software was compliant. The Company has experienced no problems, inhouse or with outside vendors and business associations, in the year 2000.

Liquidity and Capital Resources

     The Company had total assets of $3,915,207 at December 31, 1999. Advertising income is expected to continue at approximately $175,000 per month and may increase if S. J. Kechejian, M.D., P.A., Aldine Medical Associates or Metroplex Specialties, P.A. opens additional facilities.

     The Company has purchased a mobile Hitachi MRI for a total cost of $825,000 for the equipment and $68,000 in sales tax. The mobile unit was operational in May, 1999 in Longview, Texas and on July 30, 1999 in Mesquite, Texas. The Company expects to complete negotiations for additional locations later this year. A tractor was purchased in June, 1999 for $97,787 to move the mobile MRI to each location.

     The Company has standardized protocols for management and administrative processes which will help ensure future expansion. The Board of Directors has appointed a committee to analyze the feasibility of purchasing K Clinics, Associated for stock and/or money. This committee is to report the finding at the next Board of Directors meeting.
          The East Texas division, which presently includes two clinics, 2 physical therapy centers, a mobile MRI magnet and a CAT scanner, is the test group for the standardized protocol. The Longview Clinic and PT/OT Center and the Tyler PT/OT Center are housed in facilities leased from Alliance Health, Inc.

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




DATED: February 11, 2000         By:  Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President, Director and
                                      Treasurer