Form 10QSB
period 2000-03-31
ALLIANCE HEALTH INC
filed 2000-05-16
CIK 822434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

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

                            (972)-255-5533
                      (Issuer's telephone number)
       ------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last year)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1998, 14,360,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Report of Independent Public Accountants           1

          Balance Sheets - March 31, 2000 and
            September 30, 1999                               2

          Statements of Income - Three Months
            and Six Months Ended March 31, 2000 and 1999     3


          Statements of Cash Flows - Six Months Ended
            March 31, 2000 and 1999                          4

          Notes to Financial Statements                      5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      6-7



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K          8


SIGNATURES                                                   9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Alliance Health, Inc.

We have reviewed the accompanying balance sheets of Alliance Health, Inc. as of March 31, 2000, and the related statements of income for the three month and six month periods then ended and the statement of cash flows for the three month and six month periods then ended. These financial statements are the responsibi-lity of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 1999, and the related statements of income and cash flows for the year then ended
(not presented separately herein), and in our report dated November 10, 1999 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance hsset as of September 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                                Jackson & Rhodes P.C.


Dallas, Texas
May 5, 2000

                              ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                 ASSETS

                                           Mar 31, 2000  Sep 30, 1999
                                            Unaudited      Audited
Current assets:
 Cash                                      $1,711,764   $   592,547
 Accounts receivable-affiliate                 43,119       177,961
 Other assets                                   3,897        45,587
 Income Tax Receivable                              0       121,320
                                            ---------    ----------

  Total current assets                      1,758,780       937,415

Property & equipment                        3,824,721     3,824,721
 Less accumulated depreciation             (1,282,355)   (1,027,307)
                                            ---------     ---------
                                            2,542,366     2,797,414
                                            ---------     ---------
         Total Assets                      $4,301,146    $3,734,829
                                            =========     =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                        1,278    $    57,558
  Accrued liabilities                          22,927         26,350
  Current portion of long-term debt             4,528          4,035
  Income taxes payable                        138,322              0
                                             --------      ---------
    Total current liabilities                 167,055         87,943
                                             --------      ---------

Long term debt, less current maturities       193,336        195,965

Deferred income taxes                          69,502         69,502
                                             --------     ----------

         Total Liabilities                    429,893        353,410
                                             --------     ----------

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued and outstanding                    143,600       143,600
   Additional paid-in capital                 723,466       723,466
   Retained earnings                        3,004,187     2,514,353
                                            ---------     ---------
 Total stockholders' equity                 3,871,253     3,381,419
                                            ---------     ---------

         Total Liabilities and Equity      $4,301,146    $3,734,829
                                            =========     =========

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                              Three Months Ended        Six Months Ended
                         Mar 31, 2000  Mar 31, 1999 Mar 31, 2000 Mar 31, 1999
                         ------------  ------------ ------------ ------------
REVENUES                   $1,092,189  $1,010,261    $2,078,856   $1,938,032
                            ---------   ---------     ---------    ---------

EXPENSES

 Advertising                  266,032     218,443       439,596      345,234
 Salaries & Employee
  Benefits                    106,183     123,978       245,865      229,975
 Depreciation                 127,524     106,867       255,048      191,374
 General & Administrative     179,301     181,505       381,613      275,432
                            ---------    --------     ---------     --------
                              679,040     630,793     1,322,122    1,042,015
                            ---------    --------     ---------    ---------

  Operating income            413,149     379,468       756,734      896,017

Other Income                   18,766       8,870        33,317       17,523
                            ---------    --------     ---------    ---------
Income before taxes           431,915     388,338       790,051      913,540

Taxes                         164,127     159,045       300,219      358,545
                            ---------    --------     ---------     --------

        Net income          $ 267,788    $229,293     $ 489,832    $ 554,995
                             ========     =======      ========     ========

 Net income per

   common share            $     0.02    $   0.02     $    0.03    $    0.04
                            =========     =======      ========     ========

Weighted average number of
  shares outstanding       14,360,000  14,360,000    14,360,000   14,360,000
                           ==========  ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF CASH FLOWS

                                              Six Months Ended

                                       Mar 31, 2000     Mar 31, 1999
                                       -----------------------------
Cash flows from operating activities:

  Net income                             $ 489,832         $ 554,995
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                         255,048           191,374
      Accounts receivable                  135,241           (85,920)
      Other assets                          41,691             7,500
      Accounts payable and accrued
       liabilities                         (62,238)           68,430
      Income taxes                         259,642            84,326
                                         ---------           -------
      Net cash provided by
       operating activities              1,119,216           820,705
                                         ---------           -------

Cash flows from investing activities:

 Purchase of equipment                           0          (849,651)
                                         ---------          --------

Net increase (decrease) in cash          1,119,216           (28,946)

Cash at beginning of period                592,548           739,596
                                         ---------          --------

Cash at end of period                   $1,711,764          $710,650
                                         =========           =======





The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                         Note 1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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

Results of Operation and Financial Condition

     For the six months ended March 31, 2000 and 1999, the Company had net income of $489,832 and $554,995 respectively. Revenues consisted of $1,097,500 for advertising fees, rent and other income in the amount of $183,456 and $794,400 from Metroplex Specialties for lease of the Company's MRI. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $125,000 to $175,000 per month during the next period.

        Advertising income generated during the six months ended March 31, 2000, is from an ongoing arrangement with the following companies: S. J. Kechejian, M.D., P.A. billed at $780,000, Metroplex Specialties billed at $157,500, Metro Pharmacy billed at $45,000 and Aldine Medical Associates billed at $105,000 The combined six months revenue constitutes a 7.26% increase over the same period in 1999.

        The expenses during the six months ended March 31, 2000, included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $1,322,122. This is a 27% increase in expenses over the same period last year. The primary reason for this is an increase in the number of billboards being contracted for, the cost of additional television and radio spots and increased commercial production costs and general administrative expenses primarily associated with the mobile MRI, such as insurance, maintenance and depreciation.

         A Management Service Agreement with Aldine Medical Associates ("Aldine") was negotiated and finalized in July, 1998. As part of the start up costs for the facility, the Company loaned Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine has paid the start up loan and the Company has loaned additional funds for operating, $43,870 of which is owed at March 31, 2000. The Company expects the balance of this loan to be paid by September 30, 2000. Aldine pays management service fees on a per patient visit and these fees vary depending on services given. The Company is currently subcontracting with K Clinic to perform the medical billing and administrative functions at the rate of 75% of fees charged to the medical facility.

Liquidity and Capital Resources

         The Company had total assets of $4,301,146 at March 31, 2000. Advertis-ing income is expected to continue at approximately $165,000 per month and may increase if S. J. Kechejian, M.D., P.A., Aldine Medical Associates or Metroplex Specialties, P.A. opens additional facilities or adds new medical services.

         The Company purchased a mobile Hitachi MRI for a total cost of $825,000 for the equipment and $68,000 in sales tax. The mobile unit was operational in May, 1999 in Longview, Texas and in July, 1999 in Mesquite, Texas. A tractor was purchased in June, 1999 for $97,787 to move the mobile MRI.

         The Company has standardized protocols for management and administrative processes which will help ensure future expansion. The Board of Directors has appointed a committee to analyze the feasibility of purchasing the management and administrative systems of K Clinics, Associated for stock and/or cash. The Board has requested a business plan be drawn up for expansion in 2000-2001 and be presented at the next Board of Directors meeting.

         The East Texas Division, which presently includes two clinics, 2 physical therapy centers, a CAT scanner and availability of the mobile MRI, is the test group for the standardized protocol. The Longview Clinic and PT/OT Center and the Tyler PT/OT Center are housed in facilities leased from Alliance Health, Inc.

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

DATED: May 10, 2000                  By:  Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer