Form 10QSB
period 2000-06-30
ALLIANCE HEALTH INC
filed 2000-07-25
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2000, 14,360,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                     ALLIANCE HEALTH, INC.

                            INDEX
                                                       PAGE NUMBER

PART I    FINANCIAL INFORMATION

         Report of Independent Public Accountants            1

          Balance Sheets - June 30, 2000 and
            September 30, 1999                               2

          Statements of Income - Three Months
            and Nine Months Ended June 30, 2000 and 1999     3


          Statements of Cash Flows - Nine Months Ended
            June 30, 2000 and 1999                           4

          Notes to Financial Statements                      5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      6-7



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K         8


SIGNATURES                                                  9

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheets of Alliance Health, Inc. as of June 30, 2000, and the related statements of income for the three month and nine month periods then ended and statement of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 1999, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated November 10, 1999 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                   Jackson & Rhodes P.C.


Dallas, Texas
July 19, 2000

                         ALLIANCE HEALTH, INC.

                     PART I - FINANCIAL INFORMATION
                             BALANCE SHEETS

                                 ASSETS

                                           Jun 30, 2000  Sep 30, 1999
                                            Unaudited      Audited
                                           ------------  ------------
Current assets:
 Cash                                      $2,045,003   $   592,547
 Accounts receivable-affiliate                 22,208       177,961
 Other assets                                  36,564        45,587
 Income Tax Receivable                              0       121,320
                                            ---------     ---------
  Total current assets                      2,103,775       937,415

Property & equipment                        3,846,859     3,824,721
 Less accumulated depreciation             (1,410,406)   (1,027,307)
                                            _________     _________
                                            2,436,453     2,797,414
                                            _________     _________
         Total Assets                      $4,540,228    $3,734,829
                                           ==========    ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable-affiliate             $     23,826   $    57,558
  Accrued liabilities                          26,327        26,350
  Current portion of long-term debt             4,616         4,035
  Income taxes payable                        104,988             0
                                             ________     _________
    Total current liabilities                 159,757        87,943
                                             --------     ---------
Long term debt, less current maturities       192,148       195,965

Deferred income taxes                          69,502        69,502
                                             --------     ---------
         Total Liabilities                    421,407       353,410
                                             --------     ---------
Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued and outstanding                    143,600       143,600
   Additional paid-in capital                 723,466       723,466
   Retained earnings                        3,251,755     2,514,353
                                            _________     _________
 Total stockholders' equity                 4,118,821     3,381,419
                                            _________     _________

         Total Liabilities and Equity      $4,540,228    $3,734,829
                                           ==========    ==========

See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                             Three Months Ended        Nine Months Ended
                         Jun 30, 2000 Jun 30, 1999 Jun 30,2000 Jun 30, 1999
                         ------------ ------------ ----------- ------------
REVENUES                  $1,184,097   $1,046,918  $3,262,953   $2,984,950

EXPENSES:
 Advertising                 250,397      225,084     689,993      570,318
 Salaries & Employee
  Benefits                   147,585       96,398     393,450      326,373
 Depreciation                128,051      118,414     383,099      309,788
 General & Administration    283,816      187,304     665,429      462,736
                             -------      -------   ---------    ---------
                             809,849      627,200   2,131,971    1,669,215

 Operating income            374,248      419,718   1,130,982    1,315,735

Other Income                  25,056       10,192      58,373       27,715
                             -------      -------   ---------    ---------
Income before taxes          399,304      429,910   1,189,355    1,343,450

Taxes                        151,736      173,415     451,955      531,960
                             -------      -------   ---------    ---------
        Net income        $  247,568   $  256,495  $  737,400   $  811,490
                          ==========   ==========  ==========   ==========

 Net income per
   common share           $     0.02   $     0.02  $     0.05   $     0.06
                          ==========   ==========  ==========   ==========

Weighted average number
  of shares outstanding   14,360,000   14,360,000  14,360,000   14,360,000
                          ==========  ==========   ==========   ==========

See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOW

                                             Nine Months Ended
                                        Jun 30, 2000     Jun 30, 1999
Cash flows from operating
 activities:
  Net income                             $  737,400       $  811,490

  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
      Depreciation                           383,099         309,788
      Deferred income taxes                        0         105,208
      Changes in assets and liabilities:
       Accounts receivable                   156,152        (169,109)
       Other assets                            9,023         (11,514)
       Federal income taxes payable          226,308               0
       Accounts payable                      (33,732)        (43,750)
       Accrued liabilities                       (24)              0

      Net cash provided by
       operating activities               $1,478,226      $1,002,113
                                          ----------      ----------
Cash flows from investing activities:
 Purchase of equipment                       (22,135)     (1,081,835)
                                          __________      __________

Cash flows from financing activities:
 Accounts receivable - affiliates               (399)              0
 Proceeds from long-term debt                 (3,236)              0
    Net cash used by financing            ----------      ----------
      activities                              (3,635)              0

Net increase(decrease) in cash             1,452,456         (79,722)

Cash at beginning of period                  592,547         739,596
                                          __________      __________

Cash at end of period                     $2,045,003      $  659,874
                                          ==========      ==========

See accompanying notes and accountant's report.

                            ALLIANCE HEALTH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.
Operating results for the nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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

Results of Operation and Financial Condition

     For the nine months ended June 30, 2000 and 1999, the Company had net income of $737,400 and $811,490 respectively. Revenues consisted of $1,667,500 for advertising fees, rent and other income in the amount of $333,653 and $1,261,800 from Metroplex Specialties for lease of the Company's MRI. The MRI income generated from Metroplex Specialties is on a per scan basis and is expected to continue at roughly $125,000 to $175,000 per month during the next period.

     Advertising income generated during the nine months ended June 30, 2000, is from an ongoing arrangement with the following companies: S. J. Kechejian, M.D., P.A. billed at $1,192,500, Metroplex Specialties billed at $232,500, Metro Pharmacy billed at $67,500 and Aldine Medical Associates billed at $165,000. The combined nine months revenue constitutes a 9.31% increase over the same period in 1999. The increase in revenue is due to additional locations in S. J. Kechejian, M.D., P.A. paying advertising revenues.

     The expenses during the nine months ended June 30, 2000, included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $2,131,971. This is a 28% increase in expenses over the same period last year. The primary reasons for this are an increase in contributions and donations and a significant increase in administrative costs. The Company is sponsoring nonprofit organizations in an effort to build a positive image and for name recognition of our client K Clinic. The Company initially paid administrative costs to K Clinics, Associated in the amount of $2,749 (the equivalent of one person). In January 1999, it was determined that a more equitable arrangement, due to increased patients and additional services, would be 75% of management fees received.

     A Management Service Agreement with Aldine Medical Associates ("Aldine") was negotiated and finalized in July 1998. As part of the start up costs for the facility, the Company loaned Aldine the funds necessary for operating costs as needed at ten percent (10%) interest. Aldine has paid the start up loan and the Company has loaned additional funds for operating, $22,208 of which is owed at June 30, 2000. The Company expects the balance of this loan to be paid by September 30, 2000. Aldine pays management service fees on a per patient visit and these fees vary depending on services given. The Company is currently subcontracting with K Clinic to perform the medical billing and administrative functions at the rate of 75% of fees charged to the medical facility.

Liquidity and Capital Resources

     The Company had total assets of $4,540,228 at June 30, 2000.
Advertising income is expected to continue at approximately $165,000 per month and may increase if S. J. Kechejian, M.D., P.A., Aldine Medical Associates or Metroplex Specialties, P.A. opens additional facilities or adds new medical services.

     The Company purchased a mobile Hitachi MRI for a total cost of $825,000 for the equipment and $68,000 in sales tax. The mobile unit was operational in May 1999 in Longview, Texas and in July 1999 in Mesquite, Texas. A tractor was purchased in June 1999 for $97,787 to move the mobile MRI.

     The Company has standardized protocols for management and administrative processes which will help ensure future expansion. The Board of Directors has appointed a committee to analyze the feasibility of purchasing the management and administrative systems of K Clinics, Associated for stock and/or cash. The Board has requested a business plan be drawn up and include feasibility and cost analysis to expand in 2000-2001, if the Board pursues the purchase of the management and administrative systems of K Clinics, Associated. A property in Haltom City was put on contract in May 2000 with an escrow deposit of $10,000. The Company closed on the Haltom City property for $203,083 on July 12, 2000 and expects to begin improvements on the building within 30 days.

     Other properties for expansion are being researched and negotiations are in progress for a contract on a property in Sherman, Texas.

     The East Texas Division, which presently includes two clinics, two physical therapy centers, a CAT scanner and availability of the mobile MRI, has been the test group for the standardized protocol. The East Texas group has proven to be successful with the inclusion of the Physical Therapy Rehabilitation Centers. The Longview Clinic, PT/OT Center and the Tyler PT/OT Center are housed in facilities leased from Alliance Health, Inc.

                       ALLIANCE HEALTH, INC.

                    PART II - OTHER INFORMATION



     None.

                                SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: July 24, 2000                 By:  Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer