Form 10KSB
period 2000-09-30
ALLIANCE HEALTH INC
filed 2000-12-29
CIK 822434

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

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

     State issuer's revenues for its most recent fiscal year $3,951,431.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,360,000

                           PART I.

Item 1.      Description of Business

     Alliance Health, Inc. ("Company") was incorporated on September 4, 1987. It had no business activity until July 1989 at which time it operated one chiropractic clinic in Dallas, Texas, which it closed the same year.

     On May 12, 1995, the Company acquired from K Clinics, P.A. ("K Clinics"), its marketing division the sole business of which is to perform advertising and marketing services for S. J. Kechejian, M.D., P.A., Aldine Medical Associates, Metroplex Specialties, P.A. and Metro Pharmacy, Inc., medical facilities in the Dallas/Ft. Worth Metroplex and East Texas. Sarkis J. Kechejian, M.D. ("Dr. Kechejian") is the President and principal shareholder of the Company. He is also the sole owner of K Clinic, Associated, S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A.

     Metroplex Specialties, P.A. is one of the "affiliates" of the Company.
On October 23, 1995 the Company began leasing MRI units to Metroplex Specialties, P.A. and currently leases 3 units; one is a mobile unit purchased in January 1999 for $825,000 and a tractor purchased for $97,787 in May to move the mobile unit. In the year 2000 revenue for the three MRI units was $1,631,100 as compared to 1999 revenue of $1,519,000.

     In January 1999, the Company purchased a Mobile Hitachi MRI for $825,000 and in May 1999 a tractor for $97,787 to move the mobile unit. The mobile unit is leased to Metroplex Specialties at the rate of $300 per scan and generated income in 2000 of $372,600 as compared to $93,600 from May 1999 through September 1999.

     The Company purchased a CT Scanner in September, 1998 for $45,869 which is leased to Aldine Medical Associates for $125 per scan and generated income in 2000 of $7,375 as compared to the 9 month period from January 1999 to September 1999 of $13,125. Aldine Medical Associates is also wholly owned by Sarkis J. Kechejian, M.D.

     The Company has experience through its association with K Clinics in the Dallas/Fort Worth area to offer the services of a Management Service Organization (MSO). K Clinic has developed innovative marketing, advertising and administrative services over the past ten years in conjunction with S. J. Kechejian, M.D., P.A. In May 1995 the advertising division of K Clinics was sold to the Company.

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

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     On September 30, 2000 the approximate number of holders of record of the Company common stock was 299. The Company's common stock has no established trading market.

     The Company has never paid any cash dividends on the common stock and does not expect to do so in the foreseeable future. However, the Company declared a four for one stock split of its outstanding shares of common stock effective the close of business December 24, 1999.

Item 6.    Management's Discussion and Analysis or Plan of Operation

     On May 12, 1995, the Company acquired from Dr. Kechejian the marketing division of K Clinic, Associated which included $285,879 in cash in exchange for one million two hundred thousand (1,200,000) shares of common stock the Company.

     The Company's primary source of income during the year was from advertising services performed for affiliated companies, Aldine Medical Associates, S. J. Kechejian, M.D., P.A., Metroplex Specialties, Inc. and Metro Pharmacy, Inc., also owned by Dr. Kechejian.

     Advertising revenues in fiscal year 2000 were $2,237,500, an increase of 6.29% over fiscal year 1999 revenues of $2,105,000. This increase was due to a corresponding increase in the number of facilities operated by its affiliated client companies.

     The Company realized an increase in fees from Metroplex Specialties, P.A. from the MRI lease. An increase of 7.34% was realized in 2000 as compared to 1999, primarily due to the mobile MRI lease. The revenue from Metroplex Specialties, P.A. is on a per scan basis and is expected to continue.

     During the past 2 years the Company has continued to develop its management and administrative services. These services have been primarily to Aldine Medical Associates and its group of clinics and specialties in East Texas. Aldine Medical Associates expects to open new facilities in Haltom City and Sherman, Texas in 2001.

     Our activities for affiliated client companies increased our expenses for fiscal year 2000 to $3,051,998 compared to $2,359,822 for fiscal year 1999, an increase of 29% percent (29%). General and administrative expenses alone for fiscal year 2000 were $974,979 compared to $624,327 for fiscal year 1999, an increase of 56%. This increase was primarily due to increased fees for contracted services for billing, additional maintenance costs and an increase in the number of employees needed to service our affiliated client companies.

Liquidity and Financial Resources

     The Company had $1,693,643 in cash at September 30, 2000.

     The Company has an agreement with Metroplex Specialties, P.A. for the lease of three MRIs at $300/per scan. It is expected this lease will continue at the same rate.

     The facility in Tyler, Texas purchased in 1998 is leased to Aldine Medical Associates. The facility will initially house a physical therapy center and any specialty offices and is leased for $2,500 per month.

     The Company had loaned Aldine $271,506 in start-up and administrative costs. The loan was paid back with interest at 10%.

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

     The Company has long term debt outstanding at September 30, 2000 of $190,937, incurred from the purchase of a building at 232 W. Tenth, Dallas, Texas for $230,000. At this time the Company is negotiating a lease of this facility to an unaffiliated third party.

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

                              ALLIANCE HEALTH, INC.

                      INDEX TO AUDITED FINANCIAL STATEMENTS




                                                                   Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-2

Balance Sheets at September 30, 2000 and 1999. . . . . . . . . . . .F-3

Statements of Income for the Years Ended
   September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . .F-4

Statements of Changes in Stockholders' Equity
   for the Years Ended September 30, 2000 and 1999 . . . . . . . . .F-5

Statements of Cash Flows for the Years Ended
   September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . .F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .F-7

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc. as of September 30, 2000 and 1999, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Jackson & Rhodes P.C.

Dallas, Texas
November 21, 2000

                              ALLIANCE HEALTH, INC.
                                 BALANCE SHEETS
                           September 30, 2000 and 1999


                                                  2000          1999
                                                ---------      --------
Current assets:
   Cash                                        $1,693,643     $ 592,547
   Accounts receivable - affiliates                 6,000       177,961
   Other assets                                    49,650        45,587
   Income taxes receivable                              0       121,320
   Deferred tax assets                             24,457             0
                                                ---------       -------
         Total current assets                   1,773,750       937,415
                                                ---------       -------


Property and equipment                          4,604,954     3,824,721
   Less accumulated depreciation               (1,540,965)   (1,027,307)
                                                ---------     ---------
                                                3,063,989     2,797,414
                                                ---------     ---------

         Total assets                          $4,837,739    $3,734,829
                                                =========    ==========





          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - affiliate                $  225,276    $   57,558
   Accrued liabilities                             19,405        26,350
   Current portion of long-term debt                4,706         4,035
   Income taxes payable                           130,856             0
   Net liabilities of discontinued operation       54,496             0
                                                ---------      --------
         Total current liabilities                434,739        87,943
                                                ---------      --------

Long-term debt, less current maturities (Note 4)  190,937       195,965
Deferred income taxes                                   0        69,502
                                                ---------      --------
                                                  190,937       265,467
                                                ---------      --------
         Total liabilities                        625,676       353,410
                                                ---------      --------


Stockholders' equity:
   Preferred stock, $.01 par, 100,000 shares
      authorized, none issued                           -             -
   Common stock, $.01 par, 20,000,000 shares
      authorized, 14,360,000 shares issued
      and outstanding                             143,600       143,600
   Additional paid-in capital                     723,466       723,466
   Retained earnings                            3,344,997     2,514,353
                                                ---------     ---------

   Total stockholders' equity                   4,212,063     3,381,419
                                                ---------     ---------

             Total Liabilities and Equity      $4,837,739    $3,734,829
                                               ==========    ==========



     See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                              STATEMENTS OF INCOME
                     Years Ended September 30, 2000 and 1999

                                                     2000           1999
                                                   ---------      ---------
REVENUES:
 Advertising income from Affiliate (Note 8)       $2,237,500     $2,105,000
 MRI income from affiliate (Note 8)                1,631,100      1,519,500
 Interest                                             82,831         39,905
                                                   ---------      ---------
                                                   3,951,431      3,664,405
                                                   ---------      ---------

Expenses:
 Advertising                                       1,016,921        868,770
 Salaries and employee benefits                      546,440        430,995
 Depreciation                                        513,658        435,730
 General and administrative                          974,979        624,327
                                                   ---------      ---------
                                                   3,051,998      2,359,822
                                                   ---------      ---------

Operating income                                     899,433      1,304,583

Other income                                         490,770        330,838
                                                   ---------      ---------

Income before discontinued operation               1,390,203      1,635,421

Loss on discontinued operation net of
 income taxes of $20,980 (Note 7)                    (33,516)             -
                                                   ---------      ---------

Income before income taxes                         1,356,687      1,635,421

Income taxes (Note 5)                                526,043        571,958
                                                   ---------      ---------

 Net income                                       $  830,644     $1,063,463
                                                  ==========     ==========


Basic earnings per common share                   $     0.06     $     0.07
                                                  ==========     ==========

Weighted average number of
 common shares outstanding                        14,360,000     14,360,000
                                                  ==========     ==========



       See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended September 30, 2000 and 1999


                     Common Stock    Additional
                               Par    Paid-In    Retained
                   Shares     Value   Capital    Earnings       Total
                 ----------  -------  -------   ---------    ---------
Balance, 9-30-98 14,360,000 $143,600 $723,466  $1,450,890   $2,317,956

Net Income                0        0        0   1,063,463    1,063,463
                 ----------  -------  -------   ---------    ---------
Balance, 9-30-99 14,360,000  143,600  723,466   2,514,353    3,381,419

Net Income                0        0        0     830,644      830,644
                 ----------  -------  -------   ---------    ---------
Balance, 9-30-00 14,360,000 $143,600 $723,466  $3,344,997   $4,212,063
                 ==========  =======  =======   =========    =========


























        See accompanying notes to  financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended September 30, 2000 and 1999

                                                 2000           1999
                                              ---------       ---------
Cash flows from operating activities:
    Net income                               $  830,644      $1,063,463
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation                              513,658        435,730
      Deferred income taxes                     (93,959)        34,970
      Loss on discontinued operations            33,516              0
      Changes in assets and liabilities:
       Accounts receivable-affiliates           171,961         26,667
       Other assets                              (4,063)       (33,453)
       Income taxes payable                     273,156       (371,209)
       Accounts payable                         165,993          4,733
       Accrued liabilities                       (6,945)         5,234
                                              ---------      ---------
         Net cash provided by operating       1,883,961      1,166,135
         activities

Cash flows from investing activities:
    Purchase of equipment                     ( 780,234)    (1,372,969)
                                              ---------      ---------

Cash flows from financing activities:
    Accounts receivable-affiliates                1,726       (140,215)
    Proceeds from long-term debt                 (4,357)       200,000
                                              ---------      ---------
       Net cash provided by (used in)
        financing activities                     (2,631)        59,785
                                              ---------      ---------
       Net increase (decrease) in cash        1,101,096       (147,049)

    Cash at beginning of year                   592,547        739,596
                                              ---------      ---------
    Cash at end of year                    $  1,693,643      $ 592,547
                                              =========      =========
Income taxes paid                          $    346,847     $1,257,487
                                              =========      =========








       See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                          Notes to Financial Statements
                           September 30, 2000 and 1999

1.      Organization

        Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. In 1995, the Company acquired the advertis-ing division (the "Division") of K Clinics, P.A. ("K Clinics"). The Company currently offers advertising and management services to medical clinics of affiliated companies (see Note 8).

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

                              ALLIANCE HEALTH, INC.
                          Notes to Financial Statements


2.   Summary of Significant Accounting Policies (Continued)

     Earnings Per Common Share

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic earnings per share. The Company's Board of Directors has authorized a common stock split of four-for-one, effective as of December 24, 1999. All share and per share amounts in the accompanying financial statements have been retroactively adjusted for the splits.

3.   Property and Equipment

     Property and equipment consisted of the following at September
     30:

                                              2000         1999

      Land                                $   15,000   $        0
      Buildings                            1,084,346      530,836
      Equipment (principally magnetic      3,010,268    2,814,897
       resonance imaging)
      Leasehold improvements                 456,340      439,988
      Furniture and fixtures                  39,000       39,000
                                           ---------    ---------
                                          $4,604,954   $3,824,721

                              ALLIANCE HEALTH, INC.
                          Notes to Financial Statements


4.   Long-term Debt

     The Company borrowed $200,000 for the addition of a building during 1998. The note requires monthly payments of $1,642 per month, including interest at 8% and matures on September 1, 2002. Minimum principal payments are as follows:


            For the Year Ended
              September 30:             Amount
            ------------------        --------
                 2001                 $  4,706
                 2002                  190,937

5.   Income Taxes

     Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the years ended September 30:


                                                  2000      1999
                                                -------   -------
      Expected provision for federal          $ 461,000 $ 556,000
        income taxes
      State income taxes                         62,550    63,550
      Other                                       2,493   (47,592)
                                                -------   -------
                                              $ 526,043 $ 571,958
                                               ========  ========



     Income taxes were as follows for the years ended September 30:

                                                 2000      1999
                                              --------   --------
      Current                                $ 620,003  $ 536,988
      Deferred                                 (93,960)    34,970
                                              --------   --------
                                             $ 526,043  $ 571,958
                                              ========   ========

                              ALLIANCE HEALTH, INC.
                          Notes to Financial Statements


5.   Income Taxes (Continued)

     The components of the deferred tax asset (liability) are as follows at September 30:

                                              2000         1999
                                           --------      -------
     Depreciation                         $(102,051)    $(74,502)
     Alternative minimum tax                 25,522       25,522
     Cash basis                             100,986      (20,522)
                                            -------      -------
                                          $  24,457      (69,502)
                                           ========      =======


6.   Commitments and Contingencies

     Concentration of Credit Risk

     The Company invests its cash primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

7.    Discontinued Operation

      During the year ended September 30, 2000, the Company formed Chiro-Med, Inc. ("Chiro-Med"), a wholly owned subsidiary. Chiro-Med offered chiropractic services. Effective February 29, 2000, the Company discontinued Chiro-Med's operation. The Company is presently negotiating to sell Chiro-Med to one of its employees.

8.    Related Party Transactions

      All of the Company's advertising income and MRI income was for services rendered to various affiliated companies owned by the Company's major stockholder. The Company has loaned an affiliate $108,348 to fund start-up costs during fiscal year 1997. The affiliate is to pay the borrowings back with 10% interest.

      The Company leases its office space and equipment on a month-to-month basis from S. J. Kechejian, M.D., P.A., an affiliated company. The amounts paid in 2000 and 1999 were $24,000 and $34,500, respectively. The Company leases its Dallas MRI facility on a month to month basis from Arax Limited Partnership for which it paid $30,000 and $26,250 for the years ended September 30, 2000 and 1999, respectively. The Ft. Worth MRI facility is leased on a month-to-month basis from SK Properties for which it paid $30,000 and $26,250 for the years ended September 30, 2000 and 1999, respectively.

      The Company also paid K Clinics fees amounting to $274,000 and $164,000 during the years ended September 30, 2000 and 1999, respectively.

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

     NAME                    AGE             POSITION

Sarkis J. Kechejian          62    President, Treasurer

Sharilyn J. Bruntz Wilson    50    Vice President and Secretary

Richard C. Schneck           50    Chief Operating Officer

Kenneth Guest                61    Director

James Kenney                 59    Director

George Nicolaou, M.D.        79    Director

Mac Martirossian             46    Director and Chairman of the Board

     Dr. Kechejian is also president and sole owner of S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc., Metroplex Specialties, P.A. and
Aldine Medical  Associates.

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

Item 10.  Executive Compensation

Cash Compensation

     For the fiscal year ended September 30, 2000, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $69,242 and Mr. Schneck received a salary of $204,500 for the year ended
September 30, 2000.

Compensation of Directors

     Directors received $750 for each of the three (3) Board of Director's meetings attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Managers

     The following information is submitted as of September 30, 2000 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

Name and Address of          Amount Bene-            Approximate
Beneficial Owner           ficially owned            Percent of
                                                       Class

Sarkis J. Kechejian, M.D.     11,251,208                 78%
421 E. Airport Freeway
Irving, Texas  75062

Nishan J. Kechejian, M.D.      1,987,372                12.5%
824 Oak St.
Brockton, MA 02401

All directors and officers    11,251,684                 78%
as a group (7 persons)

Item 12.  Certain Relationships and Related Transactions

     As set forth in the Company's financial statements contained in this report, all of the Company's advertising income and MRI income was for services rendered to affiliated companies. The Company's primary customers are S. J. Kechejian, M.D., P.A., Aldine Medical Associates and Metroplex Specialties, P.A., all professional corporations wholly owned by S. J. Kechejian, M.D. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents. Dr. Kechejian owns, directly or indirectly, 11,251,208 shares of Common Stock of the Company (78% of the outstanding shares).

     Furthermore, the Company's office facilities are leased from a company owned by Dr. Kechejian. The Company leases its office space and equipment on a month to month basis from S. J. Kechejian, M.D., P.A. for which it paid $34,500 for fiscal year ended September 30, 2000 and $30,635 for fiscal year ended September 30, 1999. The Company leases its Dallas MRI facility on a month to month basis from Arax Limited Partnership for which it paid $26,250 for fiscal year ended September 30, 2000, and $15,365 for fiscal year ended 1999. The Ft. Worth MRI facility is leased on a month to month basis from SK Properties for which it paid $26,250 for fiscal year ended September 30, 2000, and $26,250 for fiscal year ended September 30, 1999. The General Partner of Arax Limited Partnership is Nishan J. Kechejian, M.D., the brother of Sarkis
J. Kechejian.  The principal of SK Properties is Sarkis J. Kechejian.


PART IV.


Item 13.  Exhibits and Reports on Form 8-K

     a.  Exhibit 27, Financial Data Schedule

                         SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   ALLIANCE HEALTH, INC.



DATED:     December 27, 2000   By:Sarkis J. Kechejian, M.D.
                                  -------------------------
                                  Sarkis J. Kechejian, M.D.
                                  President and Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:       December 27, 2000   Sarkis J. Kechejian, M.D.
                                 -------------------------
                                 Sarkis J. Kechejian, M.D.
                                 President and Treasurer

DATED:       December 27, 2000   James Kenney
                                 -------------------------
                                 James Kenney
                                 Director

DATED:       December 27, 2000   George Nicolaou, M.D.
                                 -------------------------
                                 George Nicolaou, M.D.
                                 Director

DATED:       December 27, 2000   Kenneth Guest
                                 -------------------------
                                 Kenneth Guest
                                 Director

DATED:       December 27, 2000   Mac Martirossian
                                 -------------------------
                                 Mac Martirossian
                                 Chairman