Form 10QSB
period 2000-12-31
ALLIANCE HEALTH INC
filed 2001-02-14
CIK 822434

           U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                         Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2000

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 2000, 14,360,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX
                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

         Report of Independent Public Accountants            1

          Balance Sheets - December 31, 2000 and
            September 30, 2000                               2

          Statements of Income - Three Months
            Ended December 31, 2000 and 1999                 3


          Statements of Cash Flows - Three Months Ended
            December 31, 2000 and 1999                       4

          Notes to Financial Statements                      5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K          7


SIGNATURES                                                   8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheets of Alliance Health, Inc.
as of December 31, 2000, and the related statements of income for the three month period then ended and statement of cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 2000, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated November 21, 2000, we expressed an unqualified opinion on those financial statements.
In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                   Jackson & Rhodes P.C.


Dallas, Texas
February 9, 2000

                              ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                     ASSETS

                                           Dec 31, 2000  Sep 30, 2000
                                            Unaudited      Audited
                                           ____________  ____________
Current assets:
 Cash                                      $1,881,336   $ 1,693,643
 Accounts receivable                            2,500         6,000
 Note receivable                               27,593             0
 Other assets                                  42,779        49,650
 Income tax receivable                              0             0
 Deferred tax assets                           24,457        24,457
                                            ---------   -----------
  Total current assets                      1,978,665     1,773,750

Property & equipment                        4,648,640     4,604,954
 Less accumulated depreciation             (1,674,944)   (1,540,965)
                                            _________     _________
                                            2,973,696     3,063,989
                                            _________     _________
         Total Assets                      $4,952,361    $4,837,739
                                           ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable-affiliate                $   7,145   $   225,276
  Accrued liabilities                          16,454        19,405
  Current portion of long-term debt             4,797         4,706
  Income taxes payable                        269,080       130,856
  Deferred gain on sale of operation           27,593        54,496
                                             --------    ----------
    Total current liabilities                 325,069       434,739
                                             --------    ----------

Long term debt, less current maturities       189,703       190,937

Deferred income taxes                               0             0

         Total Liabilities                    514,772       625,676
                                             --------    ----------

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued and outstanding                    143,600       143,600
   Additional paid-in capital                 723,466       723,466
   Retained earnings                        3,570,523     3,344,997
                                            _________     _________
 Total stockholders' equity                 4,437,589     4,212,063
                                            _________     _________

         Total Liabilities and Equity      $4,952,361    $4,837,739
                                           ==========    ==========


See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)



                                            Three Months Ended
                                      Dec 31,2000       Dec 31, 1999
                                      -----------       ------------
REVENUES:
 Advertising income from affiliate      $580,000          $532,500
 MRI income from affiliate               294,300           376,500
 Interest                                 21,044            14,551
                                        --------          --------
                                         895,344           923,551
                                        --------          --------



EXPENSES:
 Advertising                             175,436           173,564
 Salaries & Employee Benefits            171,553           192,382
 Depreciation                            133,979           127,524
 General & Administration                245,060           149,612
                                        --------          --------
                                         726,028           643,082
                                        --------          --------

 Operating income                        169,316           280,469

Other Income                             139,936            77,667
                                        --------          --------

Income before discontinued operation     309,252           358,136

Gain on discontinued operation,
  net of tax                              33,788                 0
                                        --------          --------

Income before taxes                      343,040           358,136

Taxes                                    117,516           136,092
                                        --------          --------
        Net income                    $  225,524        $  222,044
                                       =========          ========

 Net income per
   common share                       $     0.02        $     0.02
                                       =========          ========


Weighted average number
  of shares outstanding               14,360,000        14,360,000
                                      ==========        ==========

See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOW


                                                   Three Months Ended
                                                Dec 31,2000    Dec 31,1999

Cash flows from operating
 activities:
  Net income                                    $  225,524     $  222,044

  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                 133,979        127,524
      Gain from Discontinued Operations            (54,496)             0
      Changes in assets and liabilities:
       Accounts receivable                           3,500        114,231
       Other assets                                  6,871         35,845
       Federal income taxes payable                138,224        136,092
       Accounts payable                           (216,403)           847
       Accrued liabilities                          (2,950)       (57,686)
                                                 ----------    ----------
                                                     8,725        356,853
                                                 ----------    ----------
      Net cash provided by
       operating activities                     $  234,249     $  578,897
                                                 ----------    ----------

Cash flows from investing activities:
 Purchase of equipment                             (43,685)             0
                                                __________     __________

Cash flows from financing activities:
 Accounts receivable - affiliates                   (1,726)             0
 Proceeds from long-term debt                       (1,145)             0
                                                 ----------    ----------

    Net cash used by financing
      activities                                    (2,871)             0

Net increase in cash                               187,693        578,897

Cash at beginning of period                      1,693,643        592,548
                                                __________     __________

Cash at end of period                           $1,881,336     $1,171,445
                                                ==========     ==========


See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.
Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

Note 4.  Discontinued Operation

     During the year ended September 30, 2000, the Company agreed to sell its newly formed chiropractic subsidiary. During the quarter ended December 31, 2000, the Company sold the subsidiary for a note receivable of $27,593. Gain on the note has been deferred until collection is assured. The transaction resulted in a pre-tax gain of $54,496 as a result of the sale of net liabilities.

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

Results of Operation and Financial Condition

     For the quarter ended December 31, 2000 and 1999, the Company had net income of $266,941 and $222,044 respectively. Revenues consisted of $580,000 for advertising fees. Rent, interest and other income generated revenue of $160,980 and lease of the Company's MRI generated $294,300 in revenue from Metroplex Specialties.

     Advertising marketing is the Company's primary source of income. The Company has had an ongoing arrangement with the following companies: S. J. Kechejian, M.D., P.A., Metroplex Specialties, Metro Pharmacy and Aldine Medical Associates. The combined revenue for the quarter constitutes a 3% increase over the same period in 1999.

     The expenses during the quarter ended December 31, 2000, included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $726,028. This is a 12.8% increase in expenses over the same period last year. The primary reason for this is a significant increase in administrative costs. The Company has sponsored nonprofit organizations in an effort to build a positive image and for name recognition.

     A Management Service Agreement with Aldine Medical Associates ("Aldine") has been in effect since July, 1998. The Agreement was cancelled by Aldine effective 12/31/00. Aldine has paid management service fees on a per patient visit and fees have varied depending on the services given. The Company had subcontracted with K Clinics, Associated to perform the medical billing and administrative functions at the rate of 75% of fees charged to the medical facility. The Company cancelled this agreement with K Clinics, Associated effective 12/31/00. The Company's COO submitted his resignation effective December 29, 2000.

Liquidity and Capital Resources

     The Company had total assets of $4,952,361 at December 31, 2000. Advertising income is expected to continue at approximately the same rate and may increase if S. J. Kechejian, M.D., P.A. opens additional facilities or new services are offered.

     The three MRI's (one unit is mobile) and the CT Scanner are being leased to Metroplex Specialties, P.A. The revenue generated is on a per scan basis and is expected to continue.

     The Company is leasing four of the facilities it owns to an affiliated company, S. J. Kechejian, M.D., P.A. The facility in Dallas, Texas owned by the Company is leased to a third party and the facility in Sherman, Texas is not leased at this time.

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION


     None.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: February 15, 2001             By:  Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer