Form 10QSB/A
period 2000-12-31
ALLIANCE HEALTH INC
filed 2001-02-15
CIK 822434

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

     All of the Company's income was for leases or services rendered to S.
J. Kechejian, M.D., P.A., Metroplex Specialties, P.A., Metro Pharmacy, Inc. and Aldine Medical Associates, companies owned by the major stockholder.
S. J. Kechejian, M.D., P.A. and Aldine Medical Associates merged on December 31, 2000.

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