Form 10QSB
period 2001-03-01
ALLIANCE HEALTH INC
filed 2001-05-11
CIK 822434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

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

                              ALLIANCE HEALTH, INC.

                                      INDEX
                                                                PAGE NUMBER

PART I    FINANCIAL INFORMATION

             Report of Independent Public Accountants                   1

          Balance Sheets - March 31, 2001 and
            September 30, 2000                                          2

          Statements of Income - Three Months & Six Months
            Ended March 31, 2001 and 2000                               3


          Statements of Cash Flows - Six Months Ended
            March 31, 2001 and 2000                                     4

          Notes to Financial Statements                                 5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                     7


SIGNATURES                                                              8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





Board of Directors
Alliance Health, Inc.




     We have reviewed the accompanying balance sheets of Alliance Health, Inc. as of March 31, 2001, and the related statements of income for the three and six month periods then ended and statement of cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 2000, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated November 21, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                                      Jackson & Rhodes P.C.


Dallas, Texas
May 2, 2001

                              ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                     ASSETS



                                           Mar 31, 2001 Sep 30, 2000
                                            Unaudited      Audited
                                           ------------ ------------

Current assets:
 Cash                                      $2,391,842   $ 1,693,643
 Accounts receivable                                0         6,000
 Note receivable                               27,593             0
 Other assets                                  62,496        49,650
 Deferred tax assets                           24,457        24,457
                                            ---------     ---------
  Total current assets                      2,506,388     1,773,750
                                            ---------     ---------

Property & equipment                        4,624,213     4,604,954
 Less accumulated depreciation             (1,811,356)   (1,540,965)
                                            ---------     ---------
                                            2,812,857     3,063,989
                                            ---------     ---------
         Total Assets                      $5,319,245    $4,837,739
                                            =========     =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable-affiliate                $  83,284   $   225,276
  Accrued liabilities                          20,033        19,405
  Current portion of long-term debt             4,892         4,706
  Income taxes payable                        378,645       130,856
  Deferred gain on sale of operation           27,593        54,496
                                             --------     ---------
    Total current liabilities                 514,447       434,739

Long term debt, less current maturities       188,444       190,937

         Total Liabilities                    702,891       625,676
                                             --------    ----------

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued and outstanding                    143,600       143,600
   Additional paid-in capital                 723,466       723,466
   Retained earnings                        3,749,288     3,344,997
                                            ---------     ---------
 Total stockholders' equity                 4,616,354     4,212,063
                                           ---------      ---------

         Total Liabilities and Equity      $5,319,245    $4,837,739
                                            =========     =========

See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                           Three Months Ended        Six Months Ended
                        Mar 31,2001  Mar 31,2000  Mar 31,2001 Mar 31,2000
REVENUES
 Advertising income       $562,000  $  565,000    $1,142,000   $1,097,500
  from affiliate
 MRI income from           310,500     417,900       604,800      794,400
  affiliate
 Interest                   20,536      18,766        41,580       33,317
                           -------   ---------     ---------    ---------
                           893,036   1,001,666     1,788,380    1,925,217

EXPENSES:
 Advertising               272,826     266,032       448,262      439,596
 Salaries & Employee
  Benefits                  87,022     106,183       258,575      245,865
 Depreciation              136,412     127,524       270,391      255,048
 General & Administrative  169,665     179,301       414,725      381,613
                          --------    --------     ---------    ---------
                           665,925     679,040     1,391,953    1,322,122
                          --------    --------     ---------    ---------

  Operating income         227,111     322,626       396,427      603,095

Other Income                61,219     109,289       201,155      186,956
                          --------     -------       -------      -------

Income before              288,330     431,915       597,582      790,051
 discontinued operation

Gain on discontinued             0           0        33,788            0
                          -------      -------       -------      -------
 operation, net of tax

Income before taxes        288,330     431,915       631,370      790,051

Taxes                      109,565     164,127       227,081      300,219
                          --------     -------      --------      -------

        Net income       $ 178,765    $267,788     $ 404,289    $ 489,832
                          ========     =======      ========     ========

 Net income per
   common share         $     0.01    $   0.02     $    0.03    $    0.03
                         =========     =======      ========     ========

Weighted average number
  of shares outstanding 14,360,000  14,360,000    14,360,000   14,360,000
                        ==========  ==========    ==========   ==========


See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOW

                                             Six Months Ended
                                      Mar 31, 2001     Mar 31, 2000
Cash flows from operating activities:
  Net income                           $  404,289        $  489,832

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation                        270,391           255,048
      Gain on discontinued operations     (54,496)                0
      Changes in assets and liabilities:
       Accounts receivable                  6,000           135,241
       Other assets                       (12,846)           41,691
       Federal income taxes payable       247,790           259,642
       Accounts payable                  (141,795)          (62,238)
                                       ----------         ---------
                                          315,044         1,119,216
                                       ----------         ---------
      Net cash provided by
       operating activities            $  719,333        $1,119,216
                                       ----------        ----------

Cash flow from investing activities:
 Purchase of equipment                    (19,259)                0
                                       ----------        ----------
Cash flows from financing activities:
 Accounts receivable - affiliates             433                 0
 Proceeds from long-term debt              (2,308)                0
                                       ----------        ----------
    Net cash used by financing
      activities                           (1,875)                0
                                       ----------        ----------

Net (increase) in cash                    698,199         1,119,216

Cash at beginning of period             1,693,643           592,548
                                       ----------        ----------

Cash at end of period                  $2,391,842        $1,711,764
                                       ==========        ==========


See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

Results of Operation and Financial Condition

     For the six months ended March 31, 2001 and 2000, the Company had total revenue of $1,788,380 and $1,925,217 respectively which constitutes a 7% decrease for the six month period. Advertising, marketing and leasing are the Company's source of income. The Company has an ongoing arrangement for these services with S. J. Kechejian, M.D., P.A., Metroplex Specialties and Metro Pharmacy. Advertising income will continue to decrease as S. J. Kechejian, M.D., P.A. has notified the Company it will be consolidating and/or closing several locations which would affect advertising income.

     The three MRI's (one unit is mobil) and the CT Scanner are being leased to Metroplex Specialties, P.A. The revenue generated is on a per scan basis. During the quarter ended March 31, 2001, there has been a 26% decrease in income from these leases due to a decrease in the number of scans performed.

     The Company is leasing three of the facilities it owns to an affiliated company, S. J. Kechejian, M.D., P.A. The facility in Dallas, Texas owned by the Company is leased to a third party and the facility in Sherman, Texas is not leased at this time.

     The expenses during the six months ended March 31, 2001, included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $1,391,953. This is a 5% increase in expenses over the same period last year, due primarily to increases in advertising cost and equipment maintenance.

     A Management Service Agreement with Aldine Medical Associates ("Aldine") had been in effect since July, 1998. The Agreement was cancelled by Aldine effective December 31, 2000. Aldine had paid management service fees on a per patient visit and fees varied depending on the services given.

Liquidity and Capital Resources

     The Company had cash of $2,391,842 at March 31, 2001, an increase of $698,199 from cash on hand at September 30, 2000. This increase was attributable to the Company's decision not to make any major capital purchases. Management believes that the Company has sufficient capital resources for the foreseeable future.

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION


         None.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  May 11, 2001                 By:  /s/Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer