Form 10QSB
period 2001-06-30
ALLIANCE HEALTH INC
filed 2001-08-14
CIK 822434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]   QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)   OF   THE
      SECURITIES   EXCHANGE   ACT  OF 1934
        For the quarterly period ended June 30, 2001

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

                              ALLIANCE HEALTH, INC.

                                      INDEX
                                   PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Report of Independent Public Accountants           1

          Balance Sheets - June 30, 2001 and
            September 30, 2000                               2

          Statements of Income - Three Months
            and Nine Months Ended June 30, 2001 and 2000     3


          Statements of Cash Flows - Nine Months Ended
            June 30, 2001 and 2000                           4

          Notes to Financial Statements                      5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K          7


SIGNATURES                                                   8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





Board of Directors
Alliance Health, Inc.




     We have reviewed the accompanying balance sheets of Alliance Health, Inc. as of June 30, 2001, and the related statements of income for the three month and nine month periods then ended and statement of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 2000, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated November 21, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                               Jackson & Rhodes P.C.


Dallas, Texas
July 31, 2001

                              ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                 ASSETS


                                          Jun 30, 2001   Sep 30, 2000
                                            Unaudited       Audited
                                          ------------   ------------
Current assets:
Cash                                      $ 2,139,188    $ 1,693,643
Accounts receivable                                 0          6,000
Note receivable                                27,593              0
Other assets                                   48,566         49,650
Income taxes receivable                        52,838              -
Deferred tax assets                            24,457         24,457
                                          -----------    -----------

Total current assets                        2,292,642      1,773,750

Property & equipment                        4,662,263      4,604,954
Less accumulated depreciation              (1,951,915)    (1,540,965)
                                          -----------    -----------
                                            2,710,348      3,063,989
                                          -----------    -----------
Total Assets                              $ 5,002,990    $ 4,837,739
                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable-affiliate                $     1,422    $   225,276
Accrued liabilities                            24,082         19,405
Current portion of long-term debt               4,987          4,706
Income taxes payable                                -        130,856
Deferred gain on sale of operation             27,593         54,496
                                          -----------    -----------
Total current liabilities                      58,084        434,739
                                          -----------    -----------

Long term debt,less current maturities        187,161        190,937

Total Liabilities                             245,245        625,676
                                          -----------    -----------

Stockholders' equity:
Preferred stock, $.01 par, 100,000
shares authorized, none issued
Common stock, $0.01 par, 20,000,000
shares authorized, 14,360,000 shares
issued and outstanding                        143,600        143,600
Additional paid-in capital                    723,466        723,466
Retained earnings                           3,890,679      3,344,997
                                          -----------    -----------
Total stockholders' equity                  4,757,745      4,212,063
                                          -----------    -----------

Total Liabilities and Equity              $ 5,002,990    $ 4,837,739
                                          ===========    ===========

See accompanying notes.

                              ALLIANCE HEALTH, INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                             Three Months Ended          Nine Months Ended
                          Jun 30, 2001 Jun 30, 2000   Jun 30,2001  Jun 30, 2000
                          -------------------------   -------------------------

REVENUES:
 Advertising income
  from affiliate          $   455,000   $   570,000   $ 1,597,000   $ 1,667,500
 MRI income from
  affiliate                   333,300       467,400       938,100     1,261,800
 Interest                      16,689        25,056        58,269        58,372
                          -----------   -----------   -----------   -----------
                          $   804,989     1,062,456     2,593,369     2,987,672


EXPENSES:
 Advertising                  190,522       250,397       638,784       689,993
 Salaries & Employee
  Benefits                     68,043       147,585       326,618       393,450
 Depreciation                 140,559       128,051       410,950       383,099
 General & Administration     156,805       283,816       571,530       665,429
                          -----------   -----------   -----------   -----------
                              555,929       809,849     1,947,882     2,131,971

 Operating income             249,060       252,607       645,487       855,701

 Other Income                  51,416       146,697       252,571       333,654
                          -----------   -----------   -----------   -----------

Income before discontinued
 operations                   300,476       399,304       898,058     1,189,355

Gain on discontinued
 operation, net of tax              0             0        33,788             0
                          -----------   -----------   -----------   -----------

Income before taxes           300,476       399,304       931,846     1,189,355

Taxes                         159,086       151,736       386,167       451,955
                          -----------   -----------   -----------   -----------

        Net income        $   141,390   $   247,568   $   545,679   $   737,400
                          ===========   ===========   ===========   ===========

 Net income per
   common share           $      0.01   $      0.02   $      0.04   $      0.05
                          ===========   ===========   ===========   ===========

Weighted average number
  of shares outstanding    14,360,000    14,360,000    14,360,000    14,360,000
                          ===========   ===========   ===========   ===========


See accompanying notes.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                   UNAUDITED


                                             Nine Months Ended
                                        Jun 30, 2001   Jun 30, 2000
                                        ------------   ------------
Cash flows from operating
 activities:
  Net income                            $   545,679    $   737,400

  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                          410,950        383,099
      Gain on discontinued operations       (54,496)             0
      Change in assets and liabilities:
       Accounts receivable                    6,000        156,152
       Other assets                         (36,865)         9,023
       Federal income taxes payable        (183,694)       226,308
       Accounts payable                    (219,175)       (33,732)
       Accrued liabilities                        0            (24)
                                        -----------    -----------
                                            (77,280)     1,478,226
                                        -----------    -----------

      Net cash provided by
       operating activities                 468,399      1,478,226
                                        -----------    -----------

Cash flows from investing activities:
 Purchase of equipment                      (19,359)       (22,135)
                                        -----------    -----------


Cash flows from financing activities:
 Accounts receivable                              0           (399)
 Payments on long-term debt                  (3,495)        (3,236)
                                        -----------    -----------
    Net cash used by financing
      activities                             (3,495)        (3,635)

Net increase in cash                        445,545      1,452,456

Cash at beginning of period               1,693,643        592,547
                                        -----------    -----------

Cash at end of period                   $ 2,139,188    $ 2,045,003
                                        ===========    ===========


See accompanying notes.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

Note 3.  Stock Split

     The Company announced a 4-1 split of its common shares, effective December 24, 1999. All share and per share amounts were retroactively adjusted to reflect the effects of the split.

Note 4.  Discontinued Operation

     During the year ended September 30, 2000, the Company agreed to sell its newly formed chiropractic subsidiary. During the quarter ended December 31, 2000, the Company sold the subsidiary for a note receivable of $27,593. Gain on the note has been deferred until collection is assured. The transaction resulted in a pre-tax gain of $54,496.

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

Results of Operation and Financial Condition

     For the nine months ended June 30, 2001 and 2000, the Company had total revenue of $2,593,369 and $2,987,672, respectively, which constitutes a 13% decrease for the nine month period. Advertising income decreased for the nine month period. S. J. Kechejian, M.D., P.A. notified the Company that it has consolidated and/or closed several locations. Advertising, marketing and leasing are the Company's sources of income. The Company has an ongoing arrangement for these services with S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc.

     The three MRI's (one unit is mobile) and the CT Scanner are being leased to Metroplex Specialties, P.A. The revenue generated is on a per scan basis. During the quarter ended June 30, 2001, there has been a 29% decrease in income from these leases due to a decrease in the number of scans performed.

     The Company is leasing three of the facilities it owns to an affiliated company, S. J. Kechejian, M.D., P.A. The facility in Dallas, Texas owned by the Company is leased to a third party and the facility in Sherman, Texas is not leased at this time.

     The expenses during the nine months ended June 30, 2001, included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $1,947,882. This is an 8.6% decrease in expenses over the same period last year, due primarily to decreases in marketing and salaries.

     A Management Service Agreement with Aldine Medical Associates ("Aldine") had been in effect since July, 1998. The Agreement was cancelled by Aldine effective December 31, 2000. Aldine had paid management service fees on a per patient visit and fees varied depending on the services given.

Liquidity and Capital Resources

     The Company had cash of $2,139,188 at June 30, 2001, an increase of $445,545 from cash on hand at September 30, 2000. This increase was attributable to the Company's decision not to make any major capital purchases. Management believes that the Company has sufficient capital resources for the foreseeable future.

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION


         None.

                                   SIGNATURES


     Pursuant to the requirements in Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: August 14, 2001               By:  Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer