Form 10KSB
period 2001-09-30
ALLIANCE HEALTH INC
filed 2001-12-26
CIK 822434

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

                    Common Stock, par value $0.01
---------------------------------------------------------------------------
                            (Title of class)
---------------------------------------------------------------------------
                            (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State issuer's revenues for its most recent fiscal year $3,331,000.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,360,000

                                     PART I.

Item 1.      Description of Business
-------      -----------------------

     Alliance Health, Inc. ("Company") was incorporated on September 4, 1987. It had no business activity until July 1989 at which time it operated one chiropractic clinic in Dallas, Texas, which it closed the same year.

     On May 12, 1995, the Company acquired from K Clinics, P.A. ("K Clinics"), its marketing division the sole business of which is to perform advertising and marketing services for S. J. Kechejian, M.D., P.A., Aldine Medical Associates, Metroplex Specialties, P.A. and Metro Pharmacy, Inc. medical facilities in the Dallas/Ft. Worth Metroplex and East Texas. Sarkis J. Kechejian, M.D. ("Dr. Kechejian") is the President and principal shareholder of the Company. He is also the sole owner of K Clinic Administration, S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc. and Metroplex Specialties, P.A.

     Metroplex Specialties, P.A. is one of the "affiliates" of the Company. On October 23, 1995 the Company began leasing MRI units to Metroplex Specialties, P.A. and currently leases 3 units; one is a mobile unit purchased in January 1999 for $825,000 and a tractor purchased for $97,787 in May to move the mobile unit. In the year 2001 revenue for the three MRI units was $1,276,500 as compared to 2000 revenue of $1,631,100.

     The Company purchased a CT Scanner in September, 1998 for $45,869 which is leased to S. J. Kechejian, M.D., P.A. for $125 per scan and generated income in 2001 of $3,625 as compared to 2000 revenue of $7,375. S. J. Kechejian, M.D., P.A. is also wholly owned by Sarkis J. Kechejian, M.D.

     The Company has experience through its association with K Clinics in the Dallas/Fort Worth area to offer the services of a Management Service Organization (MSO). K Clinic has developed innovative marketing, advertising and administrative services over the past ten years in conjunction with S. J. Kechejian, M.D., P.A. On December 31, 2000, Aldine Medical merged with S. J. Kechejian, M.D., and canceled their management service contract with Alliance Health, Inc. At that time, Richard Schneck also resigned as Chief Operating Officer. The Company currently does not perform Management Services.

Item 2.    Description of Property
-------    -----------------------

     None.

Item 3.    Legal Proceedings
-------    -----------------

     The Company is not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.    Market for the Registrant's Common Stock
-------    ----------------------------------------
           and Related Shareholder Matters
           -------------------------------

     On September 30, 2001 the approximate number of holders of record of the Company common stock was 299. The Company's common stock has no established trading market.

     The Company has never paid any cash dividends on the common stock and does not expect to do so in the foreseeable future. However, the Company declared a four for one stock split of its outstanding shares of common stock effective the close of business December 24, 1999.

Item 6.    Management's Discussion and Analysis or Plan of Operation
-------    ---------------------------------------------------------

     The Company's primary source of income during the year was from advertising services performed for affiliated companies, S. J. Kechejian, M.D., P.A., Metroplex Specialties, Inc. and Metro Pharmacy, Inc., also owned by Dr. Kechejian.

     Advertising revenues in fiscal year 2001 were $2,054,500, a decrease of 8.17% from fiscal year 2000 revenues of $2,237,500. This decrease was due in part to several facilities being temporarily closed by S. J. Kechejian, M.D., P.A.

     During the last three years, the Company paid a third party agency $332,165 to perform certain media services and recorded the amounts on its books as operating expenses. Subsequently the Company discovered that the agency did not perform the services. Reimbursement from the agency is doubtful, and the Company has not recorded this amount on its books as a receivable.

     The Company experienced a decrease in fees from Metroplex Specialties, P.A. from the MRI lease. A decrease of 22% was realized in 2001 as compared to 2000, primarily due to a decrease in patients referred by Metroplex Specialties. The revenue from Metroplex Specialties, P.A. is on a per scan basis and is expected to continue at about the same level as in fiscal year 2001.

     Expenses for fiscal year 2001 were $2,872,857 compared to $3,051,998 for fiscal year 2000, a decrease of six percent (6%). General and administrative expenses alone for fiscal year 2001 were $765,167 compared to $974,979 for fiscal year 2000, a decrease of twenty two percent(22%). Administrative and management services for affiliated client companies decreased and therefore the Company's expenses were reduced due to the need for fewer personnel and expenses related to the management administrative services.

Liquidity and Financial Resources
---------------------------------

     The Company had $2,023,286 in cash and treasury bills at September 30, 2001.

     The Company has an agreement with Metroplex Specialties, P.A. for the lease of three MRIs at $300/per scan. This lease has been renegotiated at the rate of $250 per scan effective October 1, 2001.

     The facility in Tyler, Texas purchased in 1998 is leased to S. J. Kechejian, M.D., P.A. The facility consists of a physical therapy center and specialty offices. The facility is being leased for $2,500 per month.

     The Company's primary source of income continues to be from fees generated by the marketing and advertising services for S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. It is anticipated the revenue for marketing services may decrease in the next year as S. J. Kechejian, M.D., P.A. is anticipating possible additional cutbacks due to a decrease in patient volume.

     The Company has current debt outstanding at September 30, 2001 of $190,937, incurred from the purchase of a building at 232 W. Tenth, Dallas, Texas for $230,000. The Company is leasing this facility to an unaffiliated third party for $2,000 per month.

     Income  from  the  marketing  division,  lease  of the MRIs and CT Fees are
expected  to  produce   sufficient   cash  flow  to  cover  all   operating  and
administrative expenses.


Item 7.    Financial Statements
-------    --------------------

     Financial statements in response to Item 7 are presented on pages F-1 through F-11.

                              ALLIANCE HEALTH, INC.

                      INDEX TO AUDITED FINANCIAL STATEMENTS




                                                                   Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-2

Balance Sheets at September 30, 2001 and 2000. . . . . . . . . . . .F-3

Statements of Income for the Years Ended
   September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . .F-4

Statements of Changes in Stockholders' Equity
   for the Years Ended September 30, 2001 and 2000 . . . . . . . . .F-5

Statements of Cash Flows for the Years Ended
   September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . .F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .F-7

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Alliance Health, Inc.

     We have audited the accompanying balance sheets of Alliance Health, Inc. as of September 30, 2001 and 2000, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Jackson & Rhodes P.C.

Dallas, Texas
November 12, 2001

                              ALLIANCE HEALTH, INC.
                                 BALANCE SHEETS
                           September 30, 2001 and 2000




                                                 2001          2000
                                             ----------     ---------
Current assets:
  Cash                                       $ 1,523,286    $1,693,643
  Accounts receivable                                  -         6,000
  Treasury bill                                  500,000             -
  Other assets                                    59,513        49,650
  Income taxes receivable                        230,050             -
  Deferred tax asset                                   -        24,457
                                              ----------     ---------
         Total current assets                  2,312,849     1,773,750
                                              ----------     ---------

Property and equipment (Note 3)                4,859,704     4,604,954
   Less accumulated depreciation              (2,092,960)   (1,540,965)
                                              ----------     ---------
                                               2,766,744     3,063,989
                                              ----------     ---------

Other assets:
  Note receivable                                 23,593             -
                                              ----------     ---------

                                             $ 5,103,186    $4,837,739
                                              ==========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                  $     7,289    $  225,276
   Accrued liabilities                            16,978        19,405
   Current portion of long-term debt             190,937         4,706
   Income taxes payable                                -       130,856
   Net liabilities of discontinued
    operation (Note 7)                                 -        54,496
                                              ----------     ---------
         Total current liabilities               215,204       434,739
                                              ----------     ---------

Long-term debt, less current
 portion (Note 4)                                      -       190,937
Deferred gain on sale of discontinued
 operations (Note 7)                              23,593             -
Deferred income taxes                             72,940             -
                                              ----------     ---------
                                                  96,533       190,937
                                              ----------     ---------
         Total liabilities                       311,737       625,676
                                              ----------     ---------

Commitments and contingencies (Note 6)                 -             -

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
      shares authorized, none issued                   -             -
   Common stock, $.01 par, 20,000,000
      shares authorized, 14,360,000 shares
      issued and outstanding                     143,600       143,600
   Paid-in capital                               723,466       723,466
   Retained earnings                           3,924,383     3,344,997
                                              ----------     ---------
   Total stockholders' equity                  4,791,449     4,212,063
                                              ----------     ---------
                                              $5,103,186    $4,837,739
                                              ==========     =========


                 See accompanying notes to financial statements.
                                       F-3

                             ALLIANCE HEALTH, INC.
                              STATEMENTS OF INCOME
                    Years Ended September 30, 2001 and 2000


                                                      2001           2000
REVENUES:
 Advertising income from Affiliate (Note 8)        $2,054,500     $2,237,500
 MRI income from affiliate (Note 8)                 1,276,500      1,631,100
                                                    ---------      ---------
                                                    3,331,000      3,868,600
                                                    ---------      ---------

Expenses:
 Advertising                                        1,163,115      1,016,921
 Salaries and employee benefits                       392,581        546,440
 Depreciation                                         551,994        513,658
 General and administrative                           765,167        974,979
                                                    ---------      ---------
                                                    2,872,857      3,051,998
                                                    ---------      ---------

Operating income                                      458,143        816,602

Other income                                          385,234        573,601
                                                    ---------      ---------

Income before discontinued operation                  843,377      1,390,203

Gain (loss) on discontinued operation net of
 income taxes (benefit) of $22,520 and
 ($20,980) (Note 7)                                    35,976        (33,516)
                                                    ---------      ---------

Income before income taxes                            879,353      1,356,687

Income taxes (Note 5)                                 299,967        526,043
                                                    ---------      ---------

 Net income                                        $  579,386     $  830,644
                                                    =========      =========
Basic earnings per common share                    $     0.04     $     0.06
                                                    =========      =========

Weighted average number of
 common shares outstanding                         14,360,000     14,360,000
                                                   ==========     ==========


                 See accompanying notes to financial statements.
                                     F-4

                              ALLIANCE HEALTH, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended September 30, 2001 and 2000



                     Common Stock    Additional
                               Par    Paid-In    Retained
                   Shares     Value   Capital    Earnings       Total
                 ----------  -------  -------   ---------   ----------
Balance, 9-30-99 14,360,000 $143,600 $723,466  $2,514,353   $3,381,419
                 ----------  -------  -------   ---------   ----------
Net Income                -        -        -     830,644      830,644
                 ----------  -------  -------   ---------   ----------
Balance, 9-30-00 14,360,000  143,600  723,466   3,344,997    4,212,063

Net Income                -        -        -     579,386      579,386
                 ----------  -------  -------   ---------   ----------
Balance, 9-30-01 14,360,000 $143,600 $723,466  $3,924,383   $4,791,449
                 ==========  =======  =======   =========    =========













                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended September 30, 2001 and 2000

                                                       2001           2000
                                                    --------       ---------
Cash flows from operating activities:
   Net income                                       $ 579,386     $  830,644
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation                                     551,994        513,658
     Deferred income taxes                             97,397        (93,959)
     (Gain) loss on discontinued operations           (42,884)        33,516
     Changes in assets and liabilities:
      Accounts receivable                               6,000        171,961
      Other assets                                     (9,863)        (4,063)
      Income taxes payable                           (376,518)       273,156
      Accounts payable                               (217,987)       165,993
      Accrued liabilities                              (2,427)        (6,945)
                                                     --------      ---------
          Net cash provided by operating              585,098      1,883,961
          activities                                 --------      ---------

Cash flows from investing activities:
   Purchase of treasury bill                         (500,000)             -
   Purchase of equipment                             (254,749)      (780,234)
                                                     --------      ---------
          Net cash provided (used) by                (754,749)      (780,234)
          investing activities                       --------      ---------

Cash flows from financing activities:
   Note receivable                                      4,000              -
   Accounts receivable-affiliates                           -          1,726
   Payments on long-term debt                          (4,706)        (4,357)
                                                     --------      ---------
          Net used in financing activities               (706)        (2,631)
                                                     --------      ---------
          Net increase (decrease) in cash            (170,357)     1,101,096

   Cash at beginning of year                        1,693,643        592,547
                                                     --------      ---------
   Cash at end of year                             $1,523,286     $1,693,643
                                                    =========      =========
Income taxes paid                                  $  590,569     $  346,847
                                                    =========      =========
Interest paid                                      $   14,998     $   15,386
                                                    =========      =========


                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                          Notes to Financial Statements
                           September 30, 2001 and 2000

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

     Statement of Cash Flows and Treasury Bill

     For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. The Company's treasury bill matures March 21, 2002.
     Property and Equipment

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

3.   Property and Equipment

     Property and equipment consisted of the following at September 30:


                                          2001         2000
                                       ---------    ---------
      Land                            $   15,000   $   15,000
      Buildings                          926,650      953,986
      Equipment (principally magnetic  3,020,837    3,010,268
       resonance imaging)
      Leasehold improvements             858,217      586,700
      Furniture and fixtures              39,000       39,000
                                      ----------   ----------
                                      $4,859,704   $4,604,954
                                       =========    =========
4.   Long-term Debt

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

                              ALLIANCE HEALTH, INC.
                          Notes to Financial Statements



5.   Income Taxes

     Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the periods ended September 30:

                                                 2001       2000
                                                -------    -------
      Expected provision for federal          $ 299,000  $ 461,000
        income taxes
      State income taxes                          6,413     62,550
      Other                                      (5,446)     2,493
                                                -------    -------
                                              $ 299,967  $ 526,043


     Income taxes were as follows for the years ended September 30:

                                                 2001       2000
                                                -------    -------
      Current                                 $ 202,570  $ 620,003
      Deferred                                   97,397    (93,960)
                                                -------    -------
                                              $ 299,967  $ 526,043


     The components of the deferred tax asset (liability) are as follows at September 30:

                                                 2001       2000
                                                -------    -------
      Depreciation                            $(106,164) $(102,051)
      Alternative minimum tax                    25,522     25,522
      Cash basis                                  7,702    100,986
                                                -------    -------
                                              $ (72,940) $  24,457

6.   Commitments and Contingencies

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

                              ALLIANCE HEALTH, INC.
                          Notes to Financial Statements


7.   Discontinued Operation

     During the year ended  September 30, 2000,  the Company  formed  Chiro-Med,
     Inc.  ("Chiro-Med"),   a  wholly  owned  subsidiary.   Chiro-Med  offered
     chiropractic   services.   Effective   February  29,   2000,   the  Company
     discontinued Chiro-Med's operation. The Company sold Chiro-Med to one of its employees for $27,593 during the year ended September 30, 2001 through the issuance of a note at 6.3% interest maturing on December 1, 2002. The gain connected with the sale has been deferred and will be recognized as the Company receives collections on the note receivable of which $4,000 was collected during the year ended 2001.

8.   Related Party Transactions

     All of the Company's advertising income and MRI income was for services rendered to various affiliated companies owned by the Company's major stockholder.

     The Company leases its office space and equipment on a month-to-month basis from S. J. Kechejian, M.D., P.A., an affiliated company. The amounts paid in 2001 and 2000 were $28,000 and $24,000, respectively. The Company leases its Dallas Texas MRI facility on a month-to-month basis from Arax Limited Partnership for which it paid $30,000 each year for the years ended September 30, 2001 and 2000. The Ft. Worth, Texas MRI facility is leased on a month-to-month basis from SK Properties for which it paid $30,000 each year for the years ended September 30, 2001 and 2000.

     The Company also paid K Clinics fees amounting to $68,000 and $274,000 during the years ended September 30, 2001 and 2000, respectively, which is included in general and administrative expenses.

Item 8.    Changes in and Disagreements with Accountants on
-------    ------------------------------------------------
           Accounting and Financial Disclosure
           -----------------------------------

           None.

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control
-------   ----------------------------------------------------
          Persons, Compliance with Section 16(A) of the Exchange Act
          ----------------------------------------------------------

     The executive officers and directors of Alliance Health, Inc. are identified in the following table, with the exception of Mr. Martirossian, who was appointed in May, 1996. Each of the others have held the indicated positions with Alliance Health, Inc. since May 19, 1995, and will serve in these offices until their successors are elected and qualified.

     NAME                    AGE             POSITION

Sarkis J. Kechejian          63    President, Treasurer

Sharilyn J. Bruntz Wilson    51    Vice President and Secretary

Kenneth Guest                62    Director

James Kenney                 60    Director

George Nicolaou, M.D.        80    Director

Mac M. Martirossian          47    Director and Chairman of the Board

     Dr. Kechejian is and has been for over the past five years president and sole owner of S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc., Metroplex Specialties, P.A. and Aldine Medical Associates.

     Ms. Wilson is and has been for over the past five years the Chief Financial Officer of S. J. Kechejian, M.D., P.A.

     Mr. Guest is an attorney who has been practicing in the Dallas area since 1965. He is with the law firm of Guest and Associates.

     James W. Kenney has been a Director since September, 1992. He is and has been over the past five years with San Jacinto Securities, Inc. as Executive Vice President. Mr. Kenney also currently serves on the Board of Directors of the following companies: Industrial Holdings, Inc., Scientific Measurement Systems and Phazar Corp.

     Dr. Nicolaou has been a retired  physician for over the past five years.

     Mac M. Martirossian has been a Director since May, 1996. He is and has been over the past five years Senior Vice President and Group Managing Director for Howard Schultz & Associates International, Inc., the principal business of which is providing audit recovery services to clients in 17 countries around the world.

Item 10.  Executive Compensation
--------  ----------------------

Cash Compensation
-----------------

     For the fiscal year ended September 30, 2000, Dr. Kechejian received no cash remuneration.

Compensation of Directors
-------------------------

     Directors received $750 for each of the four (4) Board of Director's meetings attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Managers
--------  ------------------------------------------------------------

     The following information is submitted as of September 30, 2001 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

Name and Address of          Amount Bene-            Approximate
Beneficial Owner           ficially owned            Percent of
                                                       Class

Sarkis J. Kechejian, M.D.     11,251,208                 78%
421 E. Airport Freeway
Irving, Texas  75062

Nishan J. Kechejian, M.D.      1,987,372                12.5%
824 Oak St.
Brockton, MA 02401

All directors and officers    11,251,684                 78%
as a group (7 persons)

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     As set forth in the Company's financial statements contained in this report, all of the Company's advertising income and MRI income was for services rendered to affiliated companies. The Company's primary customers are S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A., all professional corporations wholly owned by S. J. Kechejian, M.D. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents. Dr. Kechejian owns, directly or indirectly, 11,251,208 shares of Common Stock of the Company (78% of the outstanding shares).

     Furthermore, the Company's office facilities are leased from a company owned by Dr. Kechejian. The Company leases its office space and equipment on a month to month basis from S. J. Kechejian, M.D., P.A. for which it paid $28,000 for fiscal year ended September 30, 2001 and $34,500 for fiscal year ended September 30, 2000. The Company leases its Dallas MRI facility on a month to month basis from Arax Limited Partnership for which it paid $30,000 for fiscal year ended September 30, 2001, and $26,250 for fiscal year ended 2000. The Ft. Worth MRI facility is leased on a month to month basis from SK Properties for which it paid $30,000 for fiscal year ended September 30, 2001, and $26,250 for fiscal year ended September 30, 2000. The General Partner of Arax Limited Partnership is Nishan J. Kechejian, M.D., the brother of Sarkis J. Kechejian. The principal of SK Properties is Sarkis J. Kechejian.

                          PART IV.

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

       a.  Exhibit 27, Financial Data Schedule

                         SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIANCE HEALTH, INC.



DATED:     December 30, 2001  By:  /s/ Sarkis J. Kechejian, M.D.
                                   Sarkis J. Kechejian, M.D.
                                   President and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:     December 30, 2001   /s/ Sarkis J. Kechejian, M.D.
                               Sarkis J. Kechejian, M.D.
                               President and Treasurer

DATED:     December 30, 2001   /s/ James Kenney
                               James Kenney
                               Director

DATED:     December 30, 2001   /s/ George Nicolaou, M.D.
                               George Nicolaou, M.D.
                               Director

DATED:     December 30, 2001   /s/ Kenneth Guest
                               Kenneth Guest
                               Director

DATED:     December 30, 2001   /s/ Mac Martirossian
                               Mac Martirossian
                               Chairman