Form 10QSB
period 2001-12-31
ALLIANCE HEALTH INC
filed 2002-02-13
CIK 822434

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2001

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

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

         Report of Independent Public Accountants            1

          Balance Sheets - December 31, 2001 and
            September 30, 2001                               2

          Statements of Income - Three Months
            Ended December 31, 2001 and 2000                 3


          Statements of Cash Flows - Three Months Ended
            December 31, 2001 and 2000                       4

          Notes to Financial Statements                      5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K          7


SIGNATURES                                                   8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheets of Alliance Health, Inc. as of December 31, 2001, and the related statements of income and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 2001, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated November 21, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                   Jackson & Rhodes P.C.


Dallas, Texas
February 9, 2002

                              ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                     ASSETS



                                           Dec 31, 2001  Sep 30, 2001
                                            Unaudited       Audited
                                           ------------  ------------
Current assets:
 Cash                                     $ 1,315,039     $ 1,523,286
 Note receivable                               23,593          23,593
 Treasury bill                              1,000,000         500,000
 Other assets                                  52,026          59,513
 Income tax receivable                        174,759         230,050
                                            ---------       ---------
  Total current assets                      2,565,417       2,336,442

Property & equipment                        4,859,704       4,859,704
 Less accumulated depreciation             (2,235,494)     (2,092,960)
                                            ---------       ---------
                                            2,624,210       2,766,744
                                            ---------       ---------
         Total Assets                     $ 5,189,627     $ 5,103,186
                                            =========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $       692     $     7,289
  Accrued liabilities                          21,038          16,978
  Current portion of long-term debt           189,703         190,937
                                            ---------       ---------
    Total current liabilities                 211,433         215,204
                                            ---------       ---------

Deferred gain on sale of discontinued          23,593          23,593
 operations
Deferred income taxes                          72,940          72,940
                                            ---------       ---------
         Total Liabilities                    307,966         311,737
                                            ---------       ---------


Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued and outstanding                    143,600         143,600
   Additional paid-in capital                 723,466         723,466
   Retained earnings                        4,014,595       3,924,383
                                            ---------       ---------
 Total stockholders' equity                 4,881,661       4,791,449
                                            ---------       ---------

         Total Liabilities and Equity      $5,189,627      $5,103,186
                                            =========       =========

See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                              STATEMENTS OF INCOME

                                    (AUDITED)

                                                   Three Months Ended
                                              Dec 31,2001    Dec 31, 2000
                                              -----------    ------------
REVENUES:
 Advertising income from affiliate            $  426,500     $  580,000
 MRI income from affiliate                       197,500        294,300
 Interest                                          7,927         21,044
                                               ---------      ---------
                                                 631,927        895,344
                                               ---------      ---------


EXPENSES:
 Advertising                                  $  172,614        175,436
 Salaries & Employee Benefits                     67,460        171,553
 Depreciation                                    142,534        133,979
 General & Administration                        155,858        245,060
                                               ---------      ---------
                                                 538,466        726,028
                                               ---------      ---------

 Operating income                                 93,460        169,316

Other Income                                      52,042        139,936
                                               ---------      ---------

Income before discontinued operation             145,502        309,252

Gain on discontinued operation,
 net of tax                                            0         33,788
                                               ---------      ---------

Income before taxes                              145,502        343,040

Taxes                                             55,291        117,516
                                               ---------      ---------

        Net income                            $   90,211     $  225,524
                                               =========      =========
 Net income per
   common share                               $     0.01     $     0.02
                                               =========      =========


Weighted average number
  of shares outstanding                       14,360,000     14,360,000
                                              ==========    ===========


See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOW


                                                    Three Months Ended
                                               Dec 31,2001      Dec 31,2000
                                               -----------      -----------
Cash flows from operating
 activities:
  Net income                                    $   90,211     $  225,524

  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                 142,534        133,979
      Gain from discontinued operations                  0        (54,496)
      Changes in assets and liabilities:
       Accounts receivable                               0          3,500
       Other assets                                  7,486          6,871
       Income taxes payable                         55,291        138,224
       Accounts payable                             (6,595)      (216,403)
       Accrued liabilities                           4,060         (2,950)
                                                 ---------      ---------
                                                   202,776          8,725
                                                 ---------      ---------
      Net cash provided by
       operating activities                     $  292,987     $  234,249
                                                 ---------      ---------

Cash flows from investing activities:
 Purchase of equipment                                   0        (43,685)
 Purchase of treasury bill                        (500,000)             0
                                                 ---------      ---------
      Net cash used by
       investing activities                       (500,000)       (43,685)
                                                 ---------      ---------


Cash flows from financing activities:
 Accounts receivable - affiliates                        0         (1,726)
 Proceeds from long-term debt                       (1,234)        (1,145)
                                                  --------       --------
    Net cash used by financing
      activities                                    (1,234)        (2,871)

Net increase (decrease) in cash                   (208,247)       187,693

Cash at beginning of period                      1,523,286      1,693,643
                                                 ---------      ---------

Cash at end of period                           $1,315,039     $1,881,336
                                                 =========      =========

See accompanying notes and accountant's report.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

     All of the Company's income was for leases or services rendered to S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc., companies owned by our major stockholder, S. J. Kechejian, M.D.


Note 2.  Organization

     Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. Effective May 12, 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics") from S. J. Kechejian, M.D.

Note 3.  Discontinued Operation

     The Company sold its subsidiary during the quarter ended December 31, 2000 for a note receivable of $27,593. Gain on the note has been deferred until collection is assured.

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

Results of Operation and Financial Condition

     For the quarter ended December 31, 2001 and 2000, the Company had net income of $90,211 and $225,524, respectively. Advertising income decreased for the three month period. S. J. Kechejian, M.D., P.A. notified the Company that it has consolidated and/or closed several locations. S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. have also notified Alliance Health, Inc. that they are canceling ongoing fee arrangements for marketing. They will continue to contract with Alliance Health, Inc. for media buying.

     The three MRI's (one unit is mobile) and the CT Scanner are being leased to Metroplex Specialties, P.A. The revenue generated is on a per scan basis. During the quarter ended December 31, 2001, there has been a 33% decrease in income from these leases due to a decrease in the number of scans performed.

     The Company is leasing four of the facilities it owns to an affiliated company, S. J. Kechejian, M.D., P.A. A fifth facility in Dallas, Texas is leased to a third party with an option to purchase by June, 2002.

     The expenses during the quarter ended December 31, 2001, included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $538,466. This is a decrease in expenses over the same period last year, due primarily to decreases in administrative fees and salaries. As revenues have declined, we have reduced our salary and employee benefit and G&A expenses. We expect to continue to make reductions in these expenses if revenues continue to decrease as expected.

     A Management Service Agreement with Aldine Medical Associates ("Aldine") was canceled by Aldine effective December 31, 2000. Aldine had paid management service fees on a per patient visit and fees varied depending on the services given.

Liquidity and Capital Resources

     The Company had cash and Treasury Bills of $2,315,039 at December 31, 2001, an increase of $291,753 from cash on hand at September 30, 2001. This increase was attributable to the Company's decision not to make any major capital purchases. Management believes that the Company has sufficient capital resources for the foreseeable future.

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION


     None.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: February 14, 2002             By:  Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer