Form 10QSB
period 2002-03-31
ALLIANCE HEALTH INC
filed 2002-05-07
CIK 822434

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2002, 14,360,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

    Report of Independent Public Accountants                 1

          Balance Sheets - March 31, 2002 and
            September 30, 2001                               2

          Statements of Income - Three Months
            and Six Months Ended March 31, 2002 and 2001     3


          Statements of Cash Flows - Six Months Ended
            March 31, 2002 and 2001                          4

          Notes to Financial Statements                      5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K          7


SIGNATURES                                                   8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





Board of Directors
Alliance Health, Inc.




     We have reviewed the accompanying balance sheets of Alliance Health, Inc. as of March 31, 2002, and the related statements of income for the three month and six month periods then ended and statement of cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 2001, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated November 10, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                               Jackson & Rhodes P.C.


Dallas, Texas
April 30, 2002

                              ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                     ASSETS

                                           Mar 31, 2002 Sep 30, 2001
                                             Unaudited     Audited
                                           ____________ ____________
Current assets:
 Cash                                      $1,376,169   $ 1,523,286
 Accounts receivable I/C                       98,861        23,593
 Treasury bill                              1,000,000       500,000
 Other assets                                  55,246        59,513
 Income tax receivable                        175,805       230,050
                                            ---------    ----------

  Total current assets                      2,706,081     2,336,442

Property & equipment                        4,861,416     4,859,704
 Less accumulated depreciation             (2,378,048)   (2,092,960)
                                            ---------     ---------
                                            2,483,368     2,766,744
                                            ---------     ---------
         Total Assets                      $5,189,449    $5,103,186
                                            =========     =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $    1,121    $    7,289
  Accrued liabilities                          23,396        16,978
  Current portion of long-term debt           188,444       190,937
                                             --------     ---------
    Total current liabilities                 212,961       215,204
                                             --------     ---------

Deferred gain on sale of discontinued               0        23,593
  Operations
Deferred income taxes                          72,940        72,940
                                             --------     ---------

         Total Liabilities                    285,901       311,737
                                             --------     ---------

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued and outstanding                    143,600       143,600
   Additional paid-in capital                 723,466       723,466
   Retained earnings                        4,036,482     3,924,383
                                            ---------     ---------
 Total stockholders' equity                 4,903,548     4,791,449
                                            ---------     ---------
         Total Liabilities and Equity      $5,189,449    $5,103,186
                                            =========     =========


The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                              Three Months Ended       Six Months Ended
                         Mar 31, 2002 Mar 31, 2001 Mar 31, 2002 Mar 31, 2001
                         ------------ ------------ ------------ ------------
REVENUES:
 Advertising income         $ 297,334   $ 562,000     $ 723,834   $1,142,000
  from affiliate
 MRI income from              205,500     310,500       403,000      604,800
  Affiliate
 Interest                      12,912      20,536        20,839       41,580
                             --------     -------     ---------    ---------
                              515,746     893,036     1,147,673    1,788,380

EXPENSES:
 Advertising                  263,578     272,826       436,192      448,262
 Salaries & Employee
  Benefits                     40,055      87,022       107,516      258,575
 Depreciation                 142,554     136,412       285,088      270,391
 General & Administrative     137,854     169,665       293,712      414,725
                            ---------    --------     ---------    ---------
                              584,041     665,925     1,122,508    1,391,953
                            ---------    --------     ---------    ---------

  Operating income (loss)     (68,295)    227,111        25,165      396,427

Other Income                   65,542      61,219       117,584      201,155
                            ---------    --------     ---------    ---------

Income(loss) before
 discontinued operations       (2,753)    288,330       142,749      597,582

Gain on discontinued
 operations, net of tax        23,593           0        23,593       33,788
                            ---------    --------     ---------    ---------

Income before taxes            20,840     288,330       166,342      631,370

Taxes                          (1,046)    109,565        54,244      227,081
                            ---------    --------     ---------     --------

        Net income          $  21,886    $178,765     $ 112,098   $  404,289
                             ========     =======      ========    =========

 Net income per
   common share            $     0.00    $   0.01     $    0.01    $    0.03
                            =========     =======      ========     ========

Weighted average number of
  shares outstanding       14,360,000  14,360,000    14,360,000   14,360,000
                           ==========  ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF CASH FLOWS

                                              Six Months Ended
                                       Mar 31, 2002     Mar 31, 2001
                                       ------------     ------------
Cash flows from operating activities:
  Net income                             $ 112,098         $ 404,289
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                         285,088           270,391
      Gain from discontinued                     0           (54,496)
          operations
      Changes in assets and
          liabilities
           Accounts receivable               1,121             6,000
           Other assets                      4,266           (12,846)
           Income taxes payable             54,245           247,790
           Accounts payable                   (869)         (141,795)
                                         ---------         ---------
                                           343,851           315,044
                                         ---------         ---------

      Net cash provided by
       operating activities                455,949           719,333
                                         ---------           -------

Cash flow from investing activities:
 Purchase of equipment                      (1,712)          (19,259)
 Purchase of treasury bill                (500,000)               0
                                          --------          --------
Net cash used by investing                (501,712)          (19,259)
 activities

Cash flows from financing activities:
 Accounts receivable-affiliates            (98,861)               433
 Proceeds from long-term debt               (2,493)            (2,308)
                                           -------            -------
   Net cash used in financing             (101,354)            (1,875)
     activities

Net increase (decrease) in cash           (147,117)           698,199

Cash at beginning of period              1,523,286          1,693,643
                                         ---------          ---------

Cash at end of period                   $1,376,169         $2,391,842
                                         =========          =========


The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

Note 3.  Discontinued Operation

     The Company sold its subsidiary during the quarter ended December 31, 2000 for a note receivable of $27,593. The note was paid in full on February 1, 2002.

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

Results of Operation and Financial Condition

     For the six months ended March 31, 2002 and 2001, the Company had revenues of $1,147,673 and $1,788,380, respectively. Advertising income decreased for the six month period. S. J. Kechejian, M.D., P.A. notified the Company that it has consolidated and/or closed several locations. S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. have also notified Alliance Health, Inc. that they are canceling ongoing fee arrangements for marketing. They will continue to contract with Alliance Health, Inc. for media buying at cost plus 7-1/2%.

     The three MRI's (one unit is mobile) and the CT Scanner are being leased to Metroplex Specialties, P.A. The revenue generated is on a per scan basis. During the six months ended March 31, 2002, there has been a 20.7% decrease in income from these leases due to a decrease in the number of scans performed.

     The Company is leasing four of the facilities it owns to an affiliated company, S. J. Kechejian, M.D., P.A. A fifth facility in Dallas, Texas is leased to a third party with an option to purchase by June, 2002.

     The expenses during the six months ended March 31, 2002, included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $1,122,508. This is a decrease in expenses over the same period last year, due primarily to decreases in administrative fees and salaries. As revenues have declined, we have reduced our salary and employee benefit and G&A expenses.

     A Management Service Agreement with Aldine Medical Associates ("Aldine") was canceled by Aldine effective December 31, 2000. Aldine had paid management service fees on a per patient visit and fees varied depending on the services given.

Liquidity and Capital Resources

     The Company had cash and Treasury Bills of $2,376,169 at March 31, 2002, an increase of $352,883 from cash on hand at September 30, 2001. This increase was attributable to the Company's decision not to make any major capital purchases. Management believes that the Company has sufficient capital resources for the foreseeable future.

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION


         None.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: April 30, 2002                By:  Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer