Form 10QSB
period 2002-06-30
ALLIANCE HEALTH INC
filed 2002-08-15
CIK 822434

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]   QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
      SECURITIES   EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2002, 14,360,000 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                        PAGE NUMBER

PART I    FINANCIAL INFORMATION

    Report of Independent Public Accountants                 1

          Balance Sheets - June 30, 2002 and
            September 30, 2001                               2

          Statements of Income - Three Months
            and Nine Months Ended June 30, 2002 and 2001     3


          Statements of Cash Flows - Nine Months Ended
            June 30, 2002 and 2001                           4

          Notes to Financial Statements                      5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       6



PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K          7


SIGNATURES                                                   8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





Board of Directors
Alliance Health, Inc.




     We have reviewed the accompanying balance sheet of Alliance Health, Inc. as of June 30, 2002, and the related statement of income for the three month and nine month periods then ended and statement of cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 2001, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated November 12, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                                Whitley Penn


Dallas, Texas
August 7, 2002

                              ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                     ASSETS


                                          Jun 30, 2002 Sep 30, 2001
                                            Unaudited    Audited
                                          ____________ ____________
Current assets:
 Cash                                      $1,068,291   $ 1,523,286
 Accounts receivable I/C                        6,215             0
 Treasury bill                              1,500,000       500,000
 Other assets                                  37,413        59,513
 Income tax receivable                        208,709       230,050

  Total current assets                      2,820,628     2,312,849

Property & equipment                        4,861,416     4,859,704
 Less accumulated depreciation             (2,510,992)   (2,092,960)
                                            _________     _________
                                            2,350,424     2,766,744
Other assets:
 Note receivable                                    0        23,593
                                            _________     _________
         Total Assets                      $5,171,052    $5,103,186

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $      500    $    7,289
  Accrued liabilities                          29,232        16,978
  Current portion of long-term debt           187,161       190,937
                                             ________     _________
    Total current liabilities                 216,893       215,204

Deferred gain on sale of discontinued               0        23,593
  operations
Deferred income taxes                          72,940        72,940

         Total Liabilities                    289,833       311,737

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued and outstanding                    143,600       143,600
   Additional paid-in capital                 723,466       723,466
   Retained earnings                        4,014,153     3,924,383
                                            _________     _________
 Total stockholders' equity                 4,881,219     4,791,449
                                            _________     _________
         Total Liabilities and Equity      $5,171,052    $5,103,186

The accompanying notes are an integral part of these financial statements

                              ALLIANCE HEALTH, INC.


                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                              Three Months Ended       Nine Months Ended
                         Jun 30, 2002  Jun 30, 2001 Jun 30, 2002 Jun 30, 2001
                         ------------  ------------ ------------ ------------
REVENUES:
 Advertising income        $   31,709   $ 455,000    $ 755,544    $1,597,000
  from affiliate
 MRI income from              197,000     333,300      600,000       938,100
  Affiliate
 Interest                       7,624      16,689       28,463        58,269
                             ________     _______    _________     _________
                              236,333     804,989    1,384,007     2,593,369

EXPENSES
 Advertising                   21,500     190,522       457,692      638,784
 Salaries & Employee
  Benefits                     19,351      68,043       126,867      326,618
 Depreciation                 132,944     140,559       418,032      410,950
 General & Administrative     152,154     156,805       445,866      571,530
                            _________    ________     _________    _________
                              325,949     555,929     1,448,457    1,947,882

  Operating income (loss)     (89,616)    249,060       (64,450)     645,487

Other Income                   65,146      51,416       182,730      252,571
                            _________    ________     _________    _________

Income (loss) before          (24,470)    300,476       118,280      898,058
 discontinued operations

Gain on discontinued                0           0        23,593       33,788
 operations, net of tax     _________     _______     _________   __________

Income (loss) before taxes    (24,470)    300,476       141,873      931,846

Income Taxes (benefit)         (2,141)    159,086        52,104      386,167
                            _________    ________     _________     ________

        Net income (loss)   $ (22,329) $  141,390     $  89,769   $  545,679

 Net income per
   common share            $        0  $     0.01     $    0.01    $    0.04

Weighted average number of
  shares outstanding       14,360,000  14,360,000    14,360,000   14,360,000


The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Nine Months Ended
                                       Jun 30, 2002     Jun 30, 2001
                                       ------------     ------------
Cash flows from operating
 activities:
  Net income                             $  89,769         $ 545,679
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                         418,032           410,950
      Gain from discontinued                     0           (54,496)
          operations
      Changes in assets and
          Liabilities:
           Accounts receivable                   0             6,000
           Other assets                     22,100           (36,865)
           Income taxes                     21,341          (183,694)
           Accounts payable                  5,466          (219,175)
                                         _________         _________
                                           466,939           (77,280)
                                         _________         _________
      Net cash provided by
       operating activities                556,708           468,399
                                         _________           _______

Cash flow from investing activities:
 Purchase of equipment                      (1,712)          (19,359)
 Purchase of treasury bill              (1,000,000)                0
                                         _________          ________
Net cash used by investing              (1,001,712)          (19,359)
 activities

Cash flows from financing activities:
 Accounts receivable-affiliates            (6,215)                 0
 Proceeds from long-term debt              (3,776)            (3,495)
   Net cash used in financing              (9,991)            (3,495)
     activities

Net increase (decrease) in cash          (454,995)           445,545

Cash at beginning of period             1,523,286          1,693,643

Cash at end of period                  $1,068,291         $2,139,188


The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

Results of Operation and Financial Condition

     For the nine months ended June 30, 2002 and 2001, the Company had revenues of $1,384,007 and $2,593,369, respectively. Advertising income decreased for the nine month period. S. J. Kechejian, M.D., P.A. notified the Company that it has consolidated and/or closed several locations. S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. have also notified Alliance Health, Inc. that they are canceling ongoing fee arrangements for marketing. They will continue to contract with Alliance Health, Inc. for media buying at 7.5% commission.

     There are three MRI's (one unit is mobile) and a CT Scanner are leased to Metroplex Specialties, P.A. Revenue is generated on a per scan basis. During the nine months ended June 30, 2002, there was a 36% decrease in income from these leases due to a decrease in the number of scans performed and the fee per scan.

     The Company is leasing four of the facilities it owns to an affiliated company, S. J. Kechejian, M.D., P.A. A fifth facility in Dallas, Texas is leased to a third party through August 31, 2002. The third party has an option to purchase this facility. Notice has been received from the third party that they do not intend to exercise their option to purchase. The nonrecourse note carried on this facility has a balloon payment of $187,495 due on September 1, 2002. The Board has decided not to make the balloon payment of $187,495 and the property will be deeded back to the Noteholder on August 31, 2002, if a buyer cannot be found prior to that date.

     The expenses during the nine months ended June 30, 2002, included advertising, salaries and employee benefits, depreciation and other general and administrative costs in the amount of $1,448,457. This is a decrease in expenses over the same period last year, due primarily to decreases in administrative fees and salaries. As revenues have declined, we have reduced our employees, employee benefits and G&A expenses.

     A Management Service Agreement with Aldine Medical Associates ("Aldine") was canceled by Aldine effective December 31, 2000. Aldine had paid management service fees on a per patient visit and fees varied depending on the services given.

     The Company has not had a Management Service Agreement since December 31, 2000 and the Board has not pursued that avenue of business. It has been determined the best interest of the Company is served by the sale of certain assets. S. J. Kechejian, M.D., P.A. is interested in purchasing these certain assets and negotiations are pending. The Board has obtained a fairness opinion on the sale of 3 MRI's, 1 CT Scanner and four facilities including the leasehold improvements, equipment, furniture and fixtures therein.

Liquidity and Capital Resources

     The Company had cash and Treasury Bills of $2,568,291 at June 30, 2002, an increase of $545,005 from cash on hand at September 30, 2001. This increase was attributable to the Company's decision not to make any major capital purchases. Management believes that the Company has sufficient capital resources for the foreseeable future.

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION


         None.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: August 14, 2002               By:  Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

                                  EXHIBIT 99.1




Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of Alliance Health, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as files with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., Chief Executive Officer and Sharilyn J. Bruntz Wilson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operation of the Company.






DATED: August 14, 2002               By:  /s/ Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          Chief Executive Officer




DATED: August 14, 2002               By:  /s/ Sharilyn J. Bruntz Wilson
                                          Sharilyn J. Bruntz Wilson
                                          Chief Financial Officer