Form 10KSB
period 2002-09-30
ALLIANCE HEALTH INC
filed 2002-12-20
CIK 822434

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

Commission file number 33-17387

                            ALLIANCE HEALTH, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                           75-219377
(State or other jurisdiction of                (I.R.S. Employer I.D.#)
corporation or organization)

421 E. Airport Freeway, Irving, Texas                     75062
(Address of principal executive office)                (Zip Code)

Issuer's telephone number, including area code (972) 255-5533

Securities registered under Section 12(b) of the Exchange Act:
                                                  Name of each exchange on
Title of each class                                   which registered
--------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

Securities registered under Section 12(g) of the Exchange Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State issuer's revenues for its most recent fiscal year $1,593,798.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. No market for common stock.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,070,792 as of December 20, 2002.

                                     PART I.

Item 1.  Description of Business
--------------------------------

     Alliance Health, Inc. ("Company") was incorporated on September 4, 1987. It had no business activity until July 1989 at which time it operated one chiropractic clinic in Dallas, Texas, which it closed the same year.

     On May 12, 1995, the Company acquired from K Clinics, P.A. ("K Clinics"), its marketing division, the sole business of which was to perform advertising and marketing services for S. J. Kechejian, M.D., P.A., Aldine Medical Associates, Metroplex Specialties, P.A. and Metro Pharmacy, Inc. medical facilities in the Dallas/Ft. Worth Metroplex and East Texas. Sarkis J. Kechejian, M.D. ("Dr. Kechejian") is the President and principal shareholder of the Company. He is also the sole owner of K Clinic Administration, S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc. and Metroplex Specialties, P.A.

     Metroplex Specialties, P.A. is one of the "affiliates" of the Company. In September 1995, the Company sold 200,000 shares of its common stock for $600,000. The shares were sold to affiliated companies. The additional capital was used to purchase a MRI. On October 23, 1995 the Company began leasing MRI units to Metroplex Specialties, P.A. and currently leases 3 units; one of which is a mobile unit with tractor. In the year 2002 revenue from the three MRI units was $808,500 as compared to 2001 revenue of $1,276,500.

     The Company purchased a CT Scanner in September, 1998 for $45,869 which is leased to S. J. Kechejian, M.D., P.A. for $125 per scan and generated income in 2002 of $5,500 as compared to 2001 revenue of $3,625. S. J. Kechejian, M.D., P.A. is also wholly owned by Dr. Kechejian.

     On December 31, 2000, Aldine Medical merged with S. J. Kechejian, M.D., P.A. and canceled their management service contract with Alliance Health, Inc. At that time, Richard Schneck also resigned as Chief Operating Officer of Alliance Health, Inc. The Company currently does not perform management services. On October 28, 2002 (see Items 5 and 12), the Company agreed to sell its operating property and equipment to Dr. Kechejian for 6,333,333 shares of Alliance common stock and $110,000 in cash. The sale was consummated on November 29, 2002. The Company has no business operations. Its only assets are cash and cash equivalent.


Item 2.  Description of Property
--------------------------------

     None.

Item 3.  Legal Proceedings
--------------------------

     The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for the Registrant's Common Stock
-------------------------------------------------
         and Related Shareholder Matters
         -------------------------------

     On September 30, 2002 the approximate number of holders of record of the Company common stock was 309. The Company's common stock has no established trading market.

     The Company has never paid any cash dividends on the common stock and does not expect to do so in the foreseeable future. However, the Company declared a four for one stock split of its outstanding shares of common stock effective the close of business December 24, 1999.


     On October 28, 2002 the Board of Directors determined it was in the best interest of the Company to accept an offer from Dr. Kechejian to purchase the operating property and equipment of the Company in consideration of the transfer back to the Company of 6,333,333 shares of Alliance common stock and $110,000 in cash. The offer of $2,200,000 (an offer equalling an independent evaluation by an outside consultant of the value of the assets being sold) will be paid with common stock and cash based on the audited per share book value of $.33 per share at September 30, 2002. The sale of the assets to Dr. Kechejian was consummated on November 29, 2002. Simultaneous therewith, Dr. Kechejian and entities that he controls, sold back to the Company all of their remaining shares of common stock, an aggregate of 4,955,875 shares, for a total cash consideration of $1,635,439, or the audited book value per share as of September 30, 2002 of $0.33. The Board also determined the Company should offer to purchase, for cash, shares of common stock from the other shareholders at a price per share equal to the audited per share book value of $.33 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     On May 12, 1995, the Company acquired from Dr. Kechejian the marketing division of K Clinics, which included $285,879 in cash in exchange for one million two hundred thousand (1,200,000) shares of common stock of the Company. In 1995, the Company sold 200,000 shares at $3.00 per share to S. J. Kechejian, M.D., P.A. affiliated companies to finance the purchase of its first MRI.

     One of the Company's primary sources of income during the year was from advertising services performed for affiliated companies, S. J. Kechejian, M.D., P.A., Metroplex Specialties, Inc. and Metro Pharmacy, Inc., also owned by Dr. Kechejian.

     Advertising revenues in fiscal year 2002 were $785,298, a decrease of 61.8% from fiscal year 2001 revenues of $2,054,500. This decrease was due to S. J. Kechejian, M.D., P.A. canceling marketing service effective March 31, 2002. S.J. Kechejian, M.D., P.A. also notified the Company they are canceling media buying services as of September 30, 2002.

     During 1999 to 2001, the Company paid a third party agency $332,165 to perform certain media services and recorded the amounts on its books as operating expenses. Subsequently the Company discovered that the agency did not perform the services. Reimbursement from the agency is doubtful, and the Company has not recorded this amount on its books as a receivable.

     The Company experienced a decrease in fees from Metroplex Specialties, P.A. from the MRI leases. A decrease of 37% was realized in 2002 as compared to 2001, primarily due to a decrease in patients by Metroplex Specialties. The revenue from Metroplex Specialties, P.A. is on a per scan basis.

     Expenses for fiscal year 2002 were $1,786,947 compared to $2,872,857 for fiscal year 2001, a decrease of 39%. Administrative and management services for affiliated client companies decreased and therefore the Company's expenses were reduced due to the need for fewer personnel and expenses related to the management and administrative services. General and administrative expenses alone for fiscal year 2002 were $631,246 compared to $765,167 for fiscal year 2001, a decrease of 18%.

Liquidity and Financial Resources
---------------------------------

     The Company had $715,130 in cash and $2,000,000 in Treasury bills at September 30, 2002.

     The Company has an agreement with Metroplex Specialties, P.A. for the lease of three MRIs at $250/per scan and one CT at $125 per scan.

     The facilities in Tyler, Longview, Haltom City and Sherman, Texas are leased to S. J. Kechejian, M.D., P.A. The facilities consist of medical clinics, physical therapy centers and specialty offices.

     The property at 232 W. Tenth, Dallas, Texas was deeded back to the Seller on September 1, 2002. The Company previously leased this facility to an unaffiliated third party for $2,000 per month.

Item 7.  Financial Statements
-----------------------------

     Financial statements in response to Item 7 are presented on pages F-1 through F-10.

Item 8.   Changes in and Disagreements with Accountants on Accounting
---------------------------------------------------------------------
          And Financial Disclosure
          ------------------------

     None.

                              ALLIANCE HEALTH, INC.

                      INDEX TO AUDITED FINANCIAL STATEMENTS

                     Years Ended September 30, 2002 and 2001




                                                                           Page

Independent Auditors' Report................................................F-2

Audited Financial Statements:

         Balance Sheets.....................................................F-3

         Statements of Operations...........................................F-4

         Statements of Changes In Stockholders' Equity......................F-5

         Statements of Cash Flows...........................................F-6

         Notes to Financial Statements......................................F-7

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc., a Delaware Corporation, as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Whitley Penn

Dallas, Texas
October 28, 2002

                              ALLIANCE HEALTH, INC.
                                 BALANCE SHEETS

                                                     September 30,
                                                    2002       2001
                                                  ---------   ---------
Assets
Current assets:
     Cash                                        $  715,130  $1,523,286
     Treasury bills                               2,000,000     500,000
     Income tax receivable                          189,235     230,050
     Deferred income taxes                            8,612       7,702
     Net assets of discontinued operations        1,895,514   2,554,678
                                                  ---------   ---------
Total assets                                     $4,808,491  $4,815,716
                                                  =========   =========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                               $   1,313  $    7,289
   Accrued liabilities                               63,816      16,978
                                                     ------      ------

Total current liabilities                            65,129      24,267
                                                     ------      ------

Commitments and contingencies                             -           -

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
     shares authorized, none issue                        -           -
   Common stock, $.01 par, 20,000,000
      shares authorized, 14,360,000 shares
      issued and outstanding                        143,600     143,600
   Paid-in capital                                  723,466     723,466
   Retained earnings                              3,876,296   3,924,383
                                                  ---------   ---------

   Total stockholders' equity                     4,743,362   4,791,449
                                                  ---------   ---------

Total liabilities and stockholders' equity       $4,808,491  $4,815,716
                                                  =========   =========









                See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS



                                           Year Ended September 30,
                                            2002             2001
                                        ---------          ---------
Other income:
       Interest income                 $   34,581         $   79,870

Income taxes                               13,141             31,875
                                           ------             ------

Income before discontinued operations      21,440             47,995

Discontinued operations:
       Earnings (loss) from discontinued
       operations, net of $87,611 and
       $275,000 in taxes                  (11,613)           531,391

       Loss on disposal of property, net
       of $35,496 in tax benefit          (57,914)                 -
                                          -------            -------

Total discontinued operations             (69,527)           531,391
                                          -------            -------

Net income (loss)                      $  (48,087)        $  579,386
                                        =========          =========

Earnings per share:

Continuing operations                  $     0.00         $     0.00

Discontinued operations                     (0.00)              0.04
                                        ---------          ---------
Net income (loss)                      $    (0.00)        $     0.04
                                        =========          =========
Weighted average number of
  common shares outstanding            14,360,000         14,360,000
                                       ==========         ==========




                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended September 30, 2002 and 2001





                           Common Stock     Paid-In    Retained
                        Shares   Par Value  Capital    Earnings       Total
                      ---------- ---------  -------    --------    ---------

Balance at 10-1-00    14,360,000 $143,600  $723,466  $3,344,997   $4,212,063

Net Income                     -        -         -     579,386      579,386
                      ----------  -------   -------   ---------    ---------

Balance at 9-30-01    14,360,000  143,600   723,466   3,924,383    4,791,449

Net loss                       -        -         -     (48,087)     (48,087)
                      ----------  -------   -------   ---------    ---------

Balance at 9-30-02    14,360,000 $143,600  $723,466  $3,876,296   $4,743,362
                      ==========  =======   =======   =========    =========







                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF CASH FLOWS


                                                    Years Ended  September 30,
                                                       2002          2001
                                                    -----------  ------------
Operating activities:
    Net income (loss)                               $ (48,087)   $  579,386
    Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
       Deferred income tax                               (910)       97,397
       Changes in assets and liabilities:
         Income tax                                    40,815      (376,518)
         Net assets of discontinued operations        659,164       249,793
         Accounts payable                              (5,976)     (217,988)
         Accrued liabilities                           46,838        (2,427)

Net cash provided by operating activities             691,844       329,643

Investing Activities
    Purchase of treasury bills                     (1,500,000)     (500,000)
                                                    ---------      --------

Net decrease in cash                                 (808,156)     (170,357)

Cash at beginning of year                           1,523,286     1,693,643
                                                    ---------     ---------

Cash at end of year                                $  715,130    $1,523,286
                                                    =========     =========


Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for interest         $   13,416    $   14,998
                                                    =========     =========


    Cash paid during the year for income taxes     $        -    $  590,569
                                                    =========     =========

Non-cash transaction:

     During 2002, the Company deeded a building and improvements with a net book value of $280,990 back to the Mortgagor, resulting in a loss of $93,410.













                   See accompanying notes to financial statements.
                                       F-6

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002




1.   Nature of Business

     Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. In 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics"). The Company's business was offering advertising and management services to medical clinics of affiliated companies (see Notes 3 and 6). The Company's corporate offices are located in Irving, Texas.

2.   Accounting Policies

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     Basis of Accounting

     The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

     Cash and Treasury Bills

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2002 and 2001, the uninsured portion of these deposits approximated $619,000 and $1,260,000, respectively.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.   Accounting Policies (Continued)

     Income Taxes

     Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

     Earnings Per Common Share

     The Company accounts for earnings per common share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic earnings per share.

     Fair Value of Financial Instruments

     In accordance with the reporting requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and treasury bills approximate their carrying amounts due to short maturity of their instruments. None of these instruments are held for trading purposes.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS


3.   Discontinued Operations

     During the year ended September 30, 1999, the Company formed Chiro-Med, Inc. ("Chiro-Med"), a wholly owned subsidiary. Chiro-Med offered chiropractic services. Effective February 29, 2000, the Company discontinued Chiro-Med's operations. The Company sold Chiro-Med to one of its employees for $27,593 during the year ended September 30, 2001 through the issuance of a note at 6.3% interest maturing on December 1, 2002. The gain connected with the sale was deferred and recognized as the Company received full collection on the note receivable during the year ended September 30, 2002.

     S. J. Kechejian, M.D., P.A. cancelled the agreement with Alliance Health for advertising services on January 31, 2002. The Company has no specific business plan and, on October 28, 2002, the Board of Directors has elected to discontinue operations and sell the Company's fixed assets to its principal shareholder. The sale will take place within ten business days after the audited financial statements are issued. Consideration of $2,200,000 will be in shares of the Company's common stock owned by the shareholder, Sarkis J. Kechejian, M.D., and cash which will result in a gain; however, recognition of the gain will be deferred until realized. The Company has accounted for its operations as discontinued during the years ended September 30, 2002 and 2001. As a result of the sale of its business, the Company will effectively become a "public shell" corporation with no business operations, in the process of searching for an operating business with which to negotiate a "reverse merger." The Company also will offer to its shareholders to purchase, for cash, their shares of common stock at a price per share equal to the audited per share book value of $.33 per share.

     Summary operating results of the discontinued operations were as follows during the years ended September 30, 2002 and 2001:


                                                             2002        2001
                                                          ---------   ---------
              Revenues                                   $1,593,798  $3,331,000
              Costs and expenses                          1,517,800   2,524,609
                  Income from discontinued                   75,998     806,391
                  Operations before income taxes
              Provision for income taxes                     87,611     275,000
                                                          ---------   ---------
                  Earnings (loss) from discontinued       $ (11,613) $  531,391
                  operations                              =========   =========


     Net assets of discontinued operations consisted of the following at September 30, 2002 and 2001:

                                                             2002        2001
                                                          ---------   ---------
              Accounts receivable                        $   14,796  $   23,593
              Property and equipment, less
                  Depreciation of $2,518,535 and
                  $2,092,960                              1,956,572   2,766,744
              Other assets                                        -      59,513
              Deferred gain on sale                               -     (23,593)
              Note payable                                        -    (190,937)
              Deferred taxes                                (75,854)    (80,642)
                                                          ---------   ---------
                                                         $1,895,514  $2,554,678
                                                          =========   =========

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS

4.   Income Taxes

     Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to pre-tax accounting income for the periods ended September 30:

                                                       2002              2001
                                                    ---------         ---------
      Expected provision for federal income taxes  $   11,760        $   27,160
      State income taxes                                1,570             3,600
      Other                                              (189)            1,115
                                                    ---------         ---------
                                                   $   13,141        $   31,875
                                                    =========         =========


     Income taxes were as follows for the years ended September 30:

                                                       2002              2001
                                                    ---------         ---------
      Current                                      $   12,231        $  202,570
      Deferred                                            910            97,397
                                                    ---------         ---------
                                                   $   13,141        $  299,967
                                                    =========         =========

     The components of the deferred tax asset each year consisted of timing differences from utilizing the cash basis for income tax purposes.

5.   Related Party Transactions

     All of the Company's advertising income and MRI income was for services rendered to various affiliated companies owned by the Company's majority stockholder.

     The Company leases its office space and equipment on a month-to-month basis from S. J. Kechejian, M.D., P.A., an affiliated company. The amount paid in 2002 and 2001 was $48,000 and $28,000, respectively. The Company leases its Dallas, Texas MRI facility on a month-to-month basis from Arax Limited Partnership for which it paid $30,000 each year for the years ended September 30, 2002 and 2001. The Haltom City, Texas MRI facility is leased on a month-to-month basis from SK Properties for which it paid $30,000 each year for the years ended September 30, 2002 and 2001.

     The Company also paid K Clinics management fees amounting to $68,000 during the year ended September 30, 2001. No management fees were paid during the year ended September 30, 2002.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
---------------------------------------------------------------------
         Compliance with Section 16(A) of the Exchange Act
         -------------------------------------------------

     The executive officers and directors of Alliance Health, Inc. are identified in the following table. Each has held the indicated positions with Alliance Health, Inc. since May 19, 1995, and will serve in these offices until their successors are elected and qualified.

     NAME                    AGE             POSITION
     ----                    ---             --------
Sarkis J. Kechejian          64    President, Treasurer

Sharilyn J. Bruntz Wilson    52    Vice President and Secretary

Kenneth Guest                63    Director

James Kenney                 61    Director

George Nicolaou, M.D.        81    Director

Mac Martirossian             48    Director and Chairman of the Board

     Dr. Kechejian is also president and sole owner of S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc. and Metroplex Specialties, P.A.

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

     Mac Martirossian has been a Director since May, 1996. He is currently Executive Vice President of Strategic Planning and Development for PRG-Schultz International, Inc.

Item 10.  Executive Compensation
--------------------------------

Cash Compensation
-----------------

     For the fiscal year ended September 30, 2002, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $49,619.37 for the year ended September 30, 2002.

Compensation of Directors
-------------------------

     Directors received $750 for each of the four (4) Board of Director's meetings attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Managers
----------------------------------------------------------------------

     The following information is submitted as of September 30, 2002 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.


Name and Address of          Amount Bene-            Approximate
Beneficial Owner           ficially owned            Percent of
                                                       Class

Sarkis J. Kechejian, M.D.     11,289,208*                78%
421 E. Airport Freeway
Irving, Texas  75062

Nishan J. Kechejian, M.D.      1,987,372                12.5%
824 Oak St.
Brockton, MA 02401

All directors and officers    11,289,684                 78%
as a group (7 persons)

     *See discussion under Items 1 and 5 above and 12 below of the transfer of all of these shares back to the Company, effective November 29, 2002.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     As set forth in the Company's financial statements contained in this report, all of the Company's advertising income and MRI income was for services rendered to affiliated companies. The Company's primary customers are S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A., all professional corporations wholly owned by S. J. Kechejian, M.D. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents. Dr. Kechejian owns, directly or indirectly, 11,289,208 shares of Common Stock of the Company (78% of the outstanding shares).

     Furthermore, the Company's office facilities are leased from a company owned by Dr. Kechejian. The Company leases its office space and equipment on a month to month basis from S. J. Kechejian, M.D., P.A. for which it paid $48,000 for fiscal year ended September 30, 2002 and $28,050 for fiscal year ended September 30, 2001. The Company leases its Dallas MRI facility on a month to month basis from Arax Limited Partnership for which it paid $30,000 for fiscal year ended September 30, 2002 and 2001. The Haltom City MRI facility was leased on a month to month basis from SK Properties for which it paid $30,000 for each of the fiscal years ended September 30, 2002 and 2001. The General Partner of Arax Limited Partnership is Nishan J. Kechejian, M.D., the brother of Sarkis J. Kechejian. The principal of SK Properties is Sarkis J. Kechejian.

     Effective November 29, 2002, Dr. Kechejian exchanged 6,333,333 shares of common stock of the Company and $110,000 cash from affiliates for all of the operating assets and properties of the Company. Simultaneously, Dr. Kechejian sold the remaining Company shares owned by him and entities that he controls (an aggregate of 4,955,875 shares) for $0.33 per share cash or a total consideration of $1,635,439. See Items 1, 5 and 11 above.

Item 13.  Exhibits and Reports on Form 8-K

        a. Exhibit 2 - Sale of Assets Agreement

        b. Exhibit 2(a) - Amendment to Sale of Assets Agreement

Item 14. Controls and Procedures

b. Evaluation of disclosure controls and procedures.

     Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation
Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this yearly report was being prepared.

c. Changes in internal controls.

     There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIANCE HEALTH, INC.

DATED:              December 20, 2002        By:  /s/ Sarkis J. Kechejian, M.D.
                                                      Sarkis J. Kechejian, M.D.
                                                      President and Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:              December 20, 2002            /s/Sarkis J. Kechejian, M.D.
                                                    Sarkis J. Kechejian, M.D.
                                                    President and Treasurer

DATED:              December 20, 2002            /s/James Kenney
                                                    James Kenney
                                                    Director

DATED:              December 20, 2002            /s/George Nicolaou, M.D.
                                                    George Nicolaou, M.D.
                                                    Director

DATED:              December 20, 2002            /s/Kenneth Guest
                                                    Kenneth Guest
                                                    Director

DATED:              December 20, 2002            /s/Mac Martirossian
                                                    Mac Martirossian
                                                    Chairman

                                  CERTIFICATION

I, Sarkis J. Kechejian, M.D., certify that:

1. I have reviewed this annual report on Form 10-KSB of Alliance Health, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

                                             /s/Sarkis J. Kechejian, M.D.
                                             ---------------------------
                                             Sarkis J. Kechejian, M.D.
                                             President and Treasurer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the annual filing of Alliance Health, Inc. (the "Company") Annual Report on Form 10-KSB for the period ending September 30, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., President and Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to
(SS) 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Sarkis J. Kechejian, M.D.
------------------------------
Sarkis J. Kechejian, M.D.
President and Chief Executive Officer


December 20, 2002

                                  CERTIFICATION

I, Sharilyn J. Bruntz Wilson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Alliance Health, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002


                                             /s/Sharilyn J. Bruntz Wilson
                                             -----------------------------
                                             Sharilyn J. Bruntz Wilson
                                             Vice President and Secretary

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the annual filing of Alliance Health, Inc. (the "Company") Annual Report on Form 10-KSB for the period ending September 30, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sharilyn J. Bruntz Wilson, Vice President and Secretary of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Sharilyn J. Bruntz Wilson
------------------------------
Sharilyn J. Bruntz Wilson
Vice President and Secretary


December 20, 2002

                  Item 13. Exhibits and Reports on Form 10-KSB

                      Exhibit 2 - Sale of Assets Agreement

              Exhibit 2(a) - Amendment to Sale of Assets Agreement

                            SALE OF ASSETS AGREEMENT


This Sale of Assets Agreement is entered into as of the 29th day of November 2002 by and between Alliance Health, Inc., a Delaware corporation ("Seller" or "Company") and S. J. Kechejian ("Purchaser").

WHEREAS, the Seller is engaged in the business of providing services and facilities to medical practitioners and is the owner of assets including, but not limited to, equipment, inventories, contract rights, leasehold interests, and miscellaneous assets used in connection with the operation of its business;

WHEREAS, the Purchaser desires to purchase, and the Seller desires to sell, all the operating assets used or useful, or intended to be used, in the operation of the Seller's business.

NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1.  Assets Purchased.
---------   ----------------

The Seller agrees to sell to the Purchaser and the Purchaser agrees to purchase from the Seller, on the terms and conditions set forth in this Agreement, the assets set forth on Schedule 1 hereto ("Assets").

Section 2. Excluded Assets.
---------  ---------------

Excluded from this sale and purchase are theSeller's accounts receivable, cash, notes receivable, prepaid accounts, the corporate seals, minute books, stock transfer books, general ledger and other accounting records (except as otherwise provided herein), other records related exclusively to the organization, existence or share capitalization of the Seller, its affiliates, subsidiaries, and any other assets of the business not specified in Schedule 1 hereto, together with the Seller's rights under any contract between the Seller and any third party and to which consent to assignment to the Purchaser is required, but has not been obtained on the Closing Date. The Seller shall make its general ledger and other accounting records available for inspection by the Purchaser from time to time upon reasonable request.

Section 3.  Liabilities Assumed.
---------   -------------------

3.1 Except as otherwise provided below, at Closing, the Purchaser agrees to assume and pay, discharge or perform, as appropriate, only the liabilities and obligations of the Seller specifically itemized on Schedule 3 hereto ("Assumed Liabilities").

3.2 Notwithstanding Section 3.1, the Purchaser shall not assume, agree to pay, discharge or perform, or incur, as the case may be, any of the following liabilities:

     3.2.1 liabilities (including principal and interest) arising out of loans and other indebtedness owing to any person or entity, excluding only the Assumed Liabilities;

     3.2.2 liabilities of the Seller not arising in the ordinary course of its business incurred or accrued prior to the Closing, unless an Assumed Liability; and

     3.2.3 any liability or obligation owing to current or former employees of the Seller and/or arising out of or in connection with an employee benefit plan.

3.3 The obligations of the Purchaser under this Section are subject to whatever rights the Purchaser may have under this Agreement or otherwise for breach by the Seller of any representation, warranty, covenant or agreement contained in this Agreement, including but not limited to any right of indemnification provided by this Agreement.

Section 4.  Purchase  Price.
---------   ---------------

The purchase price for the Assets shall be $2,200,000, allocated as set forth on
Schedule 1 hereto.

Section 5. Payment of Purchase Price.
---------  -------------------------

The purchase price for the Assets shall be paid in shares of common stock of the Company, the number of which shall be equal to the audited book value per share of common stock as of September 30, 2002, divided into $2,200,000 (the "Shares"). For example, if the audited book value as of September 30, 2002 equals $0.33 per share, the Purchaser shall transfer 6,666,667 shares back to the Company in payment for the Assets.

Section 6.  Closing.
---------   -------

6.1 Time and Place. The closing ("Closing") of the sale and purchase of the Assets shall take place at the offices of Seller on a date following completion of the audit of Seller's financial statements, as agreed to by the parties. ("Closing Date").

6.2 Obligations of Seller at the Closing. At the Closing, the Seller shall deliver to the Purchaser the following:

     6.2.1 one or more bills of sale and warranty deeds from the Seller conveying all of the Assets to the Purchaser;

     6.2.2 a copy of the resolutions of the Seller's board of directors and shareholders, authorizing the execution, delivery and performance of this Agreement and any other agreement to be entered into by the Seller in connection herewith, and the transactions contemplated hereby;

6.3 Obligations of Purchaser at the Closing. At the Closing, the Purchaser shall endorse, or cause to be endorsed, and shall deliver to the Seller the Shares:

Section 7.  Seller's  Obligation Prior to Closing.
---------   -------------------------------------

7.1 Seller's Operation of Business Prior to Closing. The Seller agrees that between the date of this Agreement and the Closing Date, the Seller will:

     7.1.1 Continue to operate the business that is the subject of this Agreement in the usual and ordinary course and in substantial conformity with all applicable laws, ordinances, regulations, rules, or orders, and will use its best efforts to preserve its business organization and preserve the continued operation of its business with its customers, suppliers, and others having business relations with the Seller.

     7.1.2 Not assign, sell, lease, or otherwise transfer or dispose of any of the assets used in the performance of its business, whether now owned or hereafter acquired, except in the normal and ordinary course of business and in connection with its normal operation.

     7.1.3 Maintain all of its assets other than inventories in its present condition, reasonable wear and tear and ordinary usage excepted, and maintain the inventories at levels normally maintained.

7.2 Access to Premises and Information. At reasonable times prior to the Closing Date, the Seller will provide the Purchaser and its representatives with reasonable access during business hours to the assets, titles, contracts, and records of the Seller and furnish such additional information concerning the Seller's business as the Purchaser from time to time may reasonably request.

7.3 Conditions and Best Efforts. The Seller will use its best efforts to effectuate the transactions contemplated by this Agreement and to fulfill all the conditions of the obligations of the Seller under this Agreement, and will do all acts and things as may be required to carry out its respective obligations under this Agreement and to consummate and complete this Agreement.

Section 8.  Covenants of Purchaser Prior to Closing.
----------  ---------------------------------------

8.1 Conditions and Best Efforts. The Purchaser will use its best efforts to effectuate the transactions contemplated by this Agreement and to fulfill all the conditions of the Purchaser's obligations under this Agreement, and shall do all acts and things as may be required to carry out the Purchaser's obligations and to consummate this Agreement.

8.2 Confidential Information. If for any reason the sale of Assets is not closed, the Purchaser will not disclose to third parties any confidential information received from the Seller in the course of investigating, negotiating, and performing the transactions contemplated by this Agreement.

Section 9. Seller's Representations and Warranties.
---------  ---------------------------------------

The Seller represents and warrants to the Purchaser as follows:

9.1 Corporate Existence. The Seller is now, and on the Closing Date will be, a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, has all requisite corporate power and authority to own its properties and assets and carry on its business and is good standing in each jurisdiction in which such qualification is required.

9.2 Corporation Power and Authorization. The Seller has full corporate authority to execute and deliver this Agreement and any other agreement to be executed and delivered by the Seller in connection herewith, and to carry out the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate and shareholder action. No other corporate proceedings by the Seller will be necessary to authorize this Agreement or the carrying out of the transactions contemplated hereby. This Agreement constitutes a valid and binding Agreement of the Seller in accordance with its terms.

9.3 Conflict with Other Agreements, Consents and Approvals. With respect to (i) the articles of incorporation or bylaws of the Seller, (ii) any applicable law, statute, rule or regulation, (iii) any contract to which the Seller is a party or may be bound, or (iv) any judgment, order, injunction, decree or ruling of any court or governmental authority to which the Seller is a party or subject, the execution and delivery by the Seller of this Agreement and any other agreement to be executed and delivered by the Seller in connection herewith and the consummation of the transactions contemplated hereby will not (a) result in any violation, conflict or default, or give to others any interest or rights, including rights of termination, cancellation or acceleration, (b) require any authorization, consent, approval, exemption or other action by any court or administrative or governmental body which has not been obtained, or any notice to or filing with any court or administrative or governmental body which has not been given or done.

9.4 Compliance with Law. The Seller's use and occupancy of the Assets, wherever located, has been in compliance with all applicable federal, state, local or other governmental laws or ordinances, the non-compliance with which, or the violation of which, might have a material adverse affect on the Assets, the Assumed Liabilities or the financial condition, results of operations or anticipated business prospects of the Purchaser, and the Seller has received no claim or notice of violation with respect thereto. Without in any way limiting the generality of the foregoing, the Seller is in compliance with, and is subject to no liabilities under, any and all applicable laws, governmental rules, ordinances, regulations and orders pertaining to the presence, management, release, discharge, or disposal of toxic or hazardous waste material or substances, pollutants (including conventional pollutants) and contaminants. The Seller has obtained all material permits, licenses, franchises and other authorizations necessary for the conduct of its business.

9.5 Financial Statements. Attached hereto on Schedule 9.5 are the Seller's audited (reviewed) financial statements for the period ended September 30, 2002 ("Financial Statements"). The Financial Statements are in accordance with the books and records of the Seller and are true, correct, and complete; fairly present financial conditions of the Seller at the dates of such Financial Statements and the results of its operations for the periods then ended; and were prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior accounting periods. Except as described in this Agreement, since September 30, 2002 there has been no material adverse change in the financial condition of the Seller.

9.6 Tax and Other Returns and Reports. (i) All federal, state, local and foreign tax returns and reports (including without limitation all income tax, social security, payroll, unemployment compensation, sales and use, excise, privilege, property, ad valorem, franchise, license, and school) required to be filed by the Seller by the Closing ("Tax Returns") have been filed with the appropriate governmental agencies in all jurisdictions in which such returns and reports are required to be filed, and all such returns and reports properly reflect the taxes of the Seller for the periods covered thereby; (ii) all federal, state, and local taxes, assessments, interest, penalties, deficiencies, fees and other governmental charges or impositions, including those enumerated above with respect to the Tax Returns, which are called for by the Tax Returns, or which are claimed to be due from the Seller by notice from any taxing authority, or upon or measured by its properties, assets or income ("Taxes"), have been properly accrued or paid by or at the Closing if then due and payable; and (iii) the reserves for Taxes contained in the Financial Statements are adequate to cover the tax liabilities of the Seller as of that date, and nothing other than tax on operations subsequent to the date of the Financial Statements has occurred subsequent to that date to make any of such reserves inadequate.

9.7 Title to Assets. Except as described in Schedule 1 of this Agreement, the Seller holds good and marketable title to the Assets, free and clear of restrictions on or conditions to transfer or assignment, and free and clear of liens, pledges, charges, or encumbrances.

9.8 Litigation. The Seller has no knowledge of any claim, litigation, proceeding, or investigation pending or threatened against the Seller that might result in any material adverse change in the business or condition of Assets being conveyed under this Agreement.

9.9 Accuracy of Representations and Warranties. None of the representations or warranties of the Seller contain or will contain any untrue statement of a material fact or omit or will omit or misstate a material fact necessary in order to make statements in this Agreement not misleading. The Seller knows of no fact that has resulted, or that in its reasonable judgment will result in a material change in the business, operations, or assets of the Seller that has not been set forth in this Agreement or otherwise disclosed to the Purchaser.

Section 10.  Representations of Purchaser.
----------   ----------------------------

The Purchaser represents and warrants to Seller as follows:

10.1 Authorization. The Purchaser has full authority to execute and deliver this Agreement and any other agreement to be executed and delivered by the Purchaser in connection herewith, and to carry out the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action. No other corporate proceedings by the Purchaser will be necessary to authorize this Agreement or the carrying out of the transactions contemplated hereby. This Agreement constitutes a valid and binding Agreement of Purchaser, in accordance with its terms.

10.2 Title to Shares. The Purchaser is the record and/or beneficial owner of the Shares and has full authority to transfer the Shares, free and clear of all liens and encumbrances, back to the Seller in exchange for the Assets.

10.3 Accuracy of Representations and Warranties. None of the representations or warranties of the Purchaser contains or will contain any untrue statement of a material fact or omit or will omit or misstate a material fact necessary in order to make the statements contained herein not misleading.

Section 11. Conditions Precedent to Purchaser's Obligations.
----------  -----------------------------------------------

The obligation of the Purchaser to purchase the Assets is subject to the fulfillment, prior to or at the Closing Date, of each of the following conditions, any one or portion of which may be waived in writing by the
Purchaser:

11.1 Representations, Warranties and Covenants of Seller. The representations and warranties of the Seller contained herein and the information contained in the Schedules and any other documents delivered by the Seller in connection with this Agreement shall be true and correct in all material respects at the Closing; and the Seller shall have performed all obligations and complied with all agreements, undertakings, covenants and conditions required by this Agreement to be performed or complied with by it prior to the Closing.

11.2 Conditions of the Business. There shall have been no material adverse change in the manner of operation of the Seller's business prior to the Closing Date.

11.3 No Suits or Actions. At the Closing Date no suit, action, or other proceeding shall have been threatened or instituted to restrain, enjoin, or otherwise prevent the consummation of this Agreement or the contemplated transactions.

Section 12. Conditions Precedent to Obligations of the Seller.
----------  -------------------------------------------------

The obligations of the Seller to consummate the transactions contemplated by this Agreement are subject to the fulfillment, prior to or at the Closing Date, of each of the following conditions, any one or a portion of which may be waived in writing by the Seller:

12.1 Representations, Warranties, and Covenants of Purchaser. All representations and warranties made in this Agreement by the Purchaser shall be true as of the Closing Date as fully as though such representations and warranties had been made on and as of the Closing Date, and the Purchaser shall not have violated or shall not have failed to perform in accordance with any covenant contained in this Agreement.

Section 13. Purchaser's  Acceptance.
----------  -----------------------

The Purchaser represents and acknowledges that it has entered into this Agreement on the basis of its own examination, personal knowledge, and opinion of the value of the business. The Purchaser has not relied on any representations made by the Seller other than those specified in this Agreement. The Purchaser further acknowledges that the Seller has not made any agreement or promise to repair or improve any of the leasehold improvements, equipment, or other real or personal property being sold to the Purchaser under this Agreement, and that the Purchaser takes all such property in the condition existing on the date of this Agreement, except as otherwise provided in this Agreement.

Section 14. Risk of Loss.
----------  ------------

The risk of loss, damage, or destruction to any of the equipment, inventory, or other personal property to be conveyed to the Purchaser under this Agreement shall be borne by the Seller to the time of Closing. In the event of such loss, damage, or destruction, the Seller, to the extent reasonable, shall replace the lost property or repair or cause to repair the damaged property to its condition prior to the damage. If replacement, repairs, or restorations are not completed prior to Closing, then the purchase price shall be adjusted by an amount agreed upon by the Purchaser and the Seller that will be required to complete the replacement, repair, or restoration following Closing. If the Purchaser and the Seller are unable to agree, then the Purchaser, at its sole option and notwithstanding any other provision of this Agreement, upon notice to the Seller, may rescind this Agreement and declare it to be of no further force and effect, in which event there shall be no Closing of this Agreement and all the terms and provisions of this Agreement shall be deemed null and void. If, prior to Closing, any of the real properties that are included in the Assets are materially damaged or destroyed, then the Purchaser may rescind this Agreement in the manner provided above unless arrangements for repair satisfactory to all parties involved are made prior to Closing.

Section 15.  Miscellaneous Provisions.
----------   ------------------------

Section 15.1 Notices. Any notices permitted or required under this Agreement shall be deemed given upon the date of personal delivery or 48 hours after deposit in the United States mail, postage fully prepaid, return receipt requested, addressed to Seller at:

         421 East Airport Freeway
         Irving, Texas 75062

Purchaser at:

         421 East Airport Freeway
         Irving, Texas 75062

or at any other address as any party may, from time to time, designate by notice given in compliance with this section.

Section 15.2 Survival. Any of the terms and covenants contained in this Agreement which require the performance of either party after the Closing shall survive the Closing.

Section 15.3 Waiver. The waiver by either party of the breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach.

Section 15.4 Assignment. Except as otherwise provided within this Agreement, neither party hereto may transfer or assign this Agreement without prior written consent of the other party.

Section 15.5 Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

Section 15.6 Titles and Captions. All article, section and paragraph titles or captions contained in this Agreement are for convenience only and shall not be deemed part of the context nor affect the interpretation of this Agreement.

Section 15.7 Entire Agreement. This Agreement contains the entire understanding between and among the parties and supersedes any prior understandings and agreements among them respecting the subject matter of this Agreement.

Section 15.8 Agreement Binding. This Agreement shall be binding upon the heirs, executors, administrators, successors and assigns of the parties hereto.

Section 15.9 Further Action. The parties hereto shall execute and deliver all documents, provide all information and take or forbear from all such action as may be necessary or appropriate to achieve the purposes of this Agreement.

Section 15.10 Good Faith, Cooperation and Due Diligence. The parties hereto covenant, warrant and represent to each other good faith, complete cooperation, due diligence and honesty in fact in the performance of all obligations of the parties pursuant to this Agreement. All promises and covenants are mutual and dependent.

Section 15.11 Counterparts. This Agreement may be executed in several counterparts and all so executed shall constitute one Agreement, binding on all the parties hereto even though all the parties are not signatories to the original or the same counterpart.

Section 15.12 Parties in Interest. Nothing herein shall be construed to be to the benefit of any third party, nor is it intended that any provision shall be for the benefit of any third party.

Section 15.13 Savings Clause. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Agreement, or the application of such provision to persons or circumstances other than those as to which it is held invalid, shall not be affected thereby.

Signed this 29th day of November 2002.


Seller

Alliance Health, Inc.

By:/s/Sharilyn J. Bruntz Wilson
   ----------------------------------
   Sharilyn J. Bruntz Wilson, Vice President

Purchaser

/s/ Sarkis J. Kechejian, M.D.
-----------------------------
Sarkis J. Kechejian, M.D.

                                   SCHEDULE 1
                    OFFER TO ALLIANCE HEALTH, INC. FOR ASSETS


                                                    Purchase Price Equivalent
                                                     Paid in Shares of Stock
Buildings + leasehold improvements + land

         Sherman                                             $130,000

         Longview                                             120,000

         Haltom City                                          140,000

         Tyler                                                110,000


Equipment, furniture and fixtures                              70,000


MRI's and Truck

         Dallas MRI + leasehold improvements                  480,000

         Ft. Worth MRI                                        480,000

         Mobile MRI                                           630,000

         Truck                                                 40,000

                              Total                        $2,200,000

                                  AMENDMENT TO
                            SALE OF ASSETS AGREEMENT

     This is an Amendment to the Sale of Assets Agreement dated November 29, 2002 between Alliance Health, Inc. ("Seller" or "Company") and S. J. Kechejian, M.D. ("Purchaser"), (the "Agreement").

     WHEREAS the parties wish to change the form of the payment of the purchase price for the Assets provided for in Section 5 of the Agreement.

     NOW THEREFORE, IT IS AGREED AS FOLLOWS:

     1. Section 5 of the Agreement be and is hereby amended to provide that Purchaser shall pay or cause to be paid for the Assets 6,333,333 shares of common stock of the Company and $110,000 in cash.

     2. All other terms and conditions of the Agreement shall remain unchanged and in full force and effect.

         Signed as of the 29th day of November 2002.

SELLER:                                     PURCHASER:

Alliance Health, Inc.

By:______________________                   __________________________
   Sharilyn J. Bruntz Wilson                Sarkis J. Kechejian, M.D.
   Vice President