Form 10QSB
period 2002-12-31
ALLIANCE HEALTH INC
filed 2003-02-14
CIK 822434

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2002

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 2002, 3,070,792 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                                PAGE NUMBER

PART I    FINANCIAL INFORMATION

          Report of Independent Public Accountants                1

          Balance Sheets - December 31, 2002 and
            September 30, 2002                                    2

          Statements of Income - Three Months
            Ended December 31, 2002 and 2001                      3

          Statements of Cash Flows - Three Months Ended
            December 31, 2002 and 2001                            4

          Notes to Financial Statements                          5-6

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            7



PART II   OTHER INFORMATION

          Item 5.  Other Information                              8

SIGNATURES                                                        9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheets of Alliance Health, Inc. as of December 31, 2002, and the related statements of income and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Alliance Health, Inc. as of September 30, 2002, and the related statements of income and cash flows for the year then ended (not presented separately herein), and in our report dated November 21, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                  Whitley Penn


Dallas, Texas
February 12, 2003

                              ALLIANCE HEALTH, INC.

                         PART I - FINANCIAL INFORMATION
                                 BALANCE SHEETS

                                     ASSETS

                                          Dec 31, 2002  Sep 30, 2002
                                            Unaudited      Audited
                                          ------------  ------------
Current assets:
 Cash                                     $   797,634   $   715,130
 Treasury bill                                500,000     2,000,000
 Income tax receivable                         34,933       189,235
 Deferred income taxes                         34,134         8,612
 Net assets of discontinued operations              -     1,895,514
                                            ---------     ---------

  Total assets                              1,366,701     4,808,491
                                            =========     =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $    25,000   $     1,313
  Accrued liabilities                           8,896        63,816
                                            ---------     ---------
    Total current liabilities                  33,896        65,129
                                            ---------     ---------

Deferred income taxes                               -             -
                                            ---------     ---------

Commitments and contingencies                       -             -

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued and 3,070,792 outstanding          143,600       143,600
   Paid-in capital                            723,466       723,466
   Treasury stock                          (3,725,439)            -
   Retained earnings                        4,191,178     3,876,296
                                            ---------     ---------
 Total stockholders' equity                 1,332,805     4,743,362
                                            ---------     ---------

         Total Liabilities and Equity      $1,366,701    $4,808,491
                                           ==========    ==========


                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS


                                                Three Months Ended
                                          Dec 31,2002       Dec 31, 2001
                                          -----------       ------------

Other Income:
  Interest income                         $     3,525       $     7,926

Income taxes                                    1,269             2,774
                                           ----------        ----------

Income before discontinued operations           2,256             5,152

Discontinued operations:
  Earnings from discontinued
   operations, net of $18,758
   and $52,517, in taxes                       33,347            85,059

  Gain on disposal of property,
   Net of $32,899 in taxes                    279,279                 -
                                            ---------        ----------

Total discontinued operations                 312,626            85,059
                                           ----------        ----------

Net income                                $   314,882       $    90,211
                                           ==========        ==========

Earnings per share:

Continuing operations                     $      0.00       $      0.00
Discontinued operations                          0.05              0.01
                                           ----------        ----------

Net income                                $      0.05       $      0.01
                                           ==========        ==========

Weighted average number of                  6,833,861        14,360,000
  common shares outstanding






                 See accompanying notes to financial statements.

                             ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOW

                                             Three Months Ended
                                       Dec 31,2002         Dec 31,2001
                                       -----------         -----------
Operating Activities:
  Net income                           $  314,882           $   90,211
  Adjustments to reconcile net
   income to net cash
   provided by operating activities:
    Depreciation                           68,750              142,534
    Gain on disposal of property         (312,178)                   -
    Deferred income tax                  (101,376)                   -
    Changes in assets and liabilities:
     Income taxes                         154,302               55,291
     Other assets                          14,796                7,486
     Accounts payablE                      23,687               (6,595)
     Accrued liabilities                  (54,920)               4,060
                                         --------             --------

Net cash provided by operating
 activities                               107,943              292,987
                                         --------             --------

Investing Activities
  Cash received from sale of property     110,000                  -
  Purchase of treasury bill             1,500,000             (500,000)
                                        ---------            ---------
Net cash provided (used) by investing
 activities                             1,610,000             (500,000)
                                        ---------            ---------

Financing Activities
  Acquisition of treasury stock        (1,635,439)                 -
  Payment of long-term debt                   -                 (1,234)
                                        ---------            ---------

Net cash used by financing activities  (1,635,439)              (1,234)
                                        ---------            ---------

Net increase (decrease) in cash            82,504             (208,247)

Cash at beginning of period               715,130            1,523,286
                                        ---------            ---------

Cash at end of period                  $  797,634           $1,315,039
                                       ==========           ==========


                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

     All of the Company's income was for leases or services rendered to S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc., companies owned by the major stockholder, S. J. Kechejian, M.D.


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

     S. J. Kechejian, M.D., P.A. cancelled the agreement with Alliance Health for advertising services on January 31, 2002. The Company has no specific business plan and the Board of Directors has elected to discontinue operations and sell the Company's operating assets to its principal shareholder. The sale took place on November 29, 2002. Consideration was valued at $2,200,000, consisting of 6,333,333 of the Company's common stock owned by the shareholder, Sarkis J. Kechejian, M.D., valued at $.33 per share and $110,000 in cash. The Company has accounted for its operations as discontinued during the periods. As a result of the sale of its business, the Company has effectively become a "public shell" corporation with no business operations, in the process of searching for an operating business with which to negotiate a "reverse merger."

     Concurrent with the sale of its operating assets, the Company also offered to buy common shares from its shareholders. In connection therewith, the Company acquired 4,955,875 shares from Dr. Kechejian for $1,635,439.

     Summary operating results of the discontinued operations were as follows:

                                                            Three Months Ended
                                                               December 31,
                                                           2002            2001
                                                         -------         -------

           Revenues                                     $199,965        $676,042
           Costs and expenses                            147,860         538,466
                                                         -------         -------
               Income from discontinued operations
                    before income taxes                   52,105         137,576
           Provision for income taxes                     18,758          52,517
                                                         -------         -------
               Earnings from discontinued operations    $ 33,347        $ 85,059
                                                         =======         =======

                              ALLIANCE HEALTH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                        OF INTERIM FINANCIAL INFORMATION

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying financial statements.

Results of Operation and Financial Condition

     The financial statements for the quarter ended December 31, 2002 and 2001 have been re-classified to reflect discontinued operations with applicable taxes.

     For the quarter ended December 31, 2002 and 2001, the Company had revenues of $199,965 and $676,042, respectively. Income in the first quarter was generated primarily by MRI and CT scans. S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. notified Alliance Health, Inc. of their cancellation of the ongoing fee arrangements for marketing effective August 31, 2002.

     There were 3 MRI's (one mobile unit) and a CT Scanner leased to Metroplex Specialties, P.A. with revenues generated on a per scan basis of $161,750 compared to the same quarter in 2001 of $198,750. There has been a continuing decrease in the number of scans performed.

     Expenses during the three months ended December 31, 2002 included salaries and employee benefits, depreciation and other general and administrative costs in the amount of $147,860. This is a decrease in expenses over the same period last year of $390,606. The decrease is due to a decline in operating expenses primarily due to the cancellation of marketing and decline in scans performed during the quarter.

     On October 28, 2002 the Board of Directors determined it was in the best interest of the company to accept an offer from Dr. Kechejian to purchase the operating property and equipment of the Company in consideration of the transfer back to the Company of 6,333,333 shares of Alliance common stock and $110,000 in cash. The offer of $2,200,000 (an offer equaling an independent evaluation by an outside consultant of the value of the assets being sold) was paid with common stock and cash based on the audited per share book value of $.33 per share at September 30, 2002. The sale of the assets to Dr. Kechejian was consummated on November 29, 2002. Simultaneous therewith, Dr. Kechejian and entities that he controls, sold back to the Company all of their remaining shares of common stock, an aggregate of 4,955,875 shares, for a total cash consideration of $1,635,439, or the audited book value per share as of September 30, 2002 of $0.33.

Liquidity and Capital Resources

     The Company had cash and Treasury Bills of $1,297,634 at December 31, 2002.

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION


Item 5.  Other Information

     On November 4, 2002, the Company agreed to sell all of its operating property and equipment (the "Assets") to its President, Sarkis J. Kechejian, M.D. and certain of his affiliated companies in exchange for 6,333,333 shares of common stock of the Company and $110,000 in cash. The sale of the Assets was consummated on November 29, 2002 on which date Dr. Kechejian sold all of the remainder of his shares of common stock of the Company, 4,955,875 shares, back to the Company for $1,635,439 cash, or $.33 per share, the per share audited book value of the shares as of September 30, 2002, the Company's fiscal year end.

     A copy of the Sale of Assets Agreement between Dr. Kechejian and the Company providing for the sale of the Assets to him is filed as Exhibit 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, same being incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: February 14, 2003            By:   Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

                                  CERTIFICATION

I, Sarkis J. Kechejian, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended December 31, 2002 of Alliance Health, Inc.;

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

Date:  February 14, 2003


                                              /s/Sarkis J. Kechejian, M.D.
                                              Sarkis J. Kechejian, M.D.
                                              President and Treasurer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly filing of Alliance Health, Inc. (the "Company") Quarterly Report on Form 10-QSB for the quarterly period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., President and Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

          a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

          b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Sarkis J. Kechejian, M.D.
Sarkis J. Kechejian, M.D.
President and Chief Executive Officer


February 14, 2003

                                  CERTIFICATION

I, Sharilyn J. Bruntz Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended December 31, 2002 of Alliance Health, Inc.;

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

Date:  February 14, 2003


                                            /s/Sharilyn J. Bruntz Wilson
                                            Sharilyn J. Bruntz Wilson
                                            Vice President and Secretary

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly filing of Alliance Health, Inc. (the "Company") Quarterly Report on Form 10-QSB for the quarterly period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sharilyn J. Bruntz Wilson, Vice President and Secretary of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

          a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

          b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary


February 14, 2003