Form 10QSB
period 2003-03-31
ALLIANCE HEALTH INC
filed 2003-05-15
CIK 822434

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2003

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 9, 2003, 1,534,066 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                         PAGE NUMBER

PART I    FINANCIAL INFORMATION

    Independent Accountants' Report                          1

          Balance Sheets - March 31, 2003 (unaudited) and
            September 30, 2002 (audited)                     2

          Statements of Operations (unaudited) - Three
             Months and Six Months Ended March 31, 2003
             and 2002                                        3

          Statements of Cash Flows (unaudited) - Six
             Months Ended March 31, 2003 and 2002            4

          Notes to Financial Statements                     5-6

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                       7

          Controls and Procedures                            8


PART II   OTHER INFORMATION                                  9


SIGNATURES                                                  10

                         INDEPENDENT ACCOUNTANTS' REPORT





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheet of Alliance Health, Inc. as of March 31, 2003, and the related statements of operations for the three month and six month periods then ended and statement of cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants in the United States of America. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Alliance Health, Inc. as of September 30, 2002, and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated October 28, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                          Whitley Penn


Dallas, Texas
May 9, 2003

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS




                                                    Unaudited      Audited
                                                     March 31,  September 30,
                                                        2003         2002
                                                    ---------   ------------
                                                   (Unaudited)    (Audited)
Assets
Current assets:
      Cash                                         $  235,307   $   715,130
      Treasury bills                                  500,000     2,000,000
      Income tax receivable                            34,932       189,235
      Deferred income taxes                            45,649         8,612
      Net assets of discontinued operations                 -     1,895,514
                                                    ---------     ---------

Total assets                                      $   815,888   $ 4,808,491
                                                    =========     =========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                $     5,465   $     1,313
  Accrued liabilities                                   5,208        63,816
                                                    ---------     ---------

Total current liabilities                              10,673        65,129
                                                    ---------     ---------


Commitments and contingencies                               -             -

Stockholders' equity:
   Preferred stock, $.01 par, 100,000
    shares authorized, none issued                          -             -
   Common stock, $0.01 par, 20,000,000
    shares authorized, 14,360,000 shares
    issued; 1,534,066 and 14,360,000
    shares outstanding                                143,600       143,600
   Paid-in capital                                    723,466       723,466
   Treasury stock                                  (4,232,558)            -
   Retained earnings                                4,170,707     3,876,296
                                                    ---------     ---------

Total stockholders' equity                            805,215     4,743,362
                                                    ---------     ---------

Total liabilities and stockholders' equity         $  815,888    $4,808,491
                                                    =========     =========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                              Three Months Ended        Six Months Ended
                                  March 31,                   March 31,
                              2003        2002           2003         2002
                            ---------   ---------      --------     ---------
Other income:
   Interest income         $        -   $  12,912     $   3,525    $   20,839

Income taxes                        -       4,519         1,269         7,294
                            ---------    --------      --------     ---------

Income before discontinued          -       8,393         2,256        13,545
    operations

Discontinued operations:
   Income (loss) from
   discontinued operations,
   net of taxes               (20,473)    (10,100)       12,876        74,960

   Gain on disposal of
   property, net of taxes           -      23,593       279,279        23,593
                            ---------    --------      --------     ---------

Total discontinued
   operations                (20,473)     13,493       292,155        98,553
                            ---------    --------      --------     ---------

Net income (loss)          $  (20,473)     21,886       294,411       112,098
                            =========    ========     =========     =========

Earnings (loss) per share:

Continuing operations      $        -   $       -    $        -    $        -

Discontinued operations         (0.01)          -          0.06          0.01
                            ---------    --------     ---------     ---------

Net income (loss)          $    (0.01)  $       -    $     0.06    $     0.01
                            ---------    --------     ---------     ---------

Weighted average number
  of common shares
  outstanding               2,558,550  14,360,000     4,696,205    14,360,000
                           ==========  ==========     =========    ==========


                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     Six Months Ended
                                               Mar 31, 2003   Mar 31, 2002
                                               ------------   ------------
Operating Activities:
    Net income                                  $ 294,411       $ 112,098
    Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation                                 68,750         285,088
      Gain on disposal of property               (312,178)        (23,593)
         Deferred income tax                     (112,890)              -
      Changes in assets and liabilities:
           Income tax                             154,302          54,245
           Other assets                            14,796           4,268
           Accounts payable                         4,152          (6,168)
           Accrued liabilities                    (58,608)          6,418
                                                ---------       ---------

Net cash provided by operating                     52,735         432,356
activities

Investing Activities
    Proceeds from sale of property
      and equipment                               110,000               -
    Purchase of equipment                               -          (1,712)
    (Purchase) sale of treasury bills           1,500,000        (500,000)
                                                ---------      ----------
Net cash provided by (used in)
investing activities                            1,610,000        (501,712)
                                                ---------      ----------

Financing activities

    Acquisition of treasury stock              (2,142,558)              -
    Change in accounts receivable-affiliates            -         (75,268)
    Payment of long-term debt                           -          (2,493)
                                               ----------       ---------

Net cash used in financing activities          (2,142,558)        (77,761)
                                               ----------       ---------

Net decrease in cash                             (479,823)       (147,117)

Cash at beginning of period                       715,130       1,523,286
                                               ----------       ---------

Cash at end of period                         $   235,307      $1,376,169
                                               ==========       =========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

Note 3.  Discontinued Operation

     S. J. Kechejian, M.D., P.A. cancelled the agreement with the Company for advertising services on January 31, 2002. The Company has no specific business plan and the Board of Directors elected to discontinue operations and sell the Company's operating assets to its principal shareholder. The sale took place on November 29, 2002. Consideration was valued at $2,200,000, consisting of 6,333,333 of the Company's common stock owned by the shareholder, Sarkis J. Kechejian, M.D., valued at $.33 per share and $110,000 in cash. The Company has accounted for its operations as discontinued during the periods. As a result of the sale of its business, the Company has effectively become a "public shell" corporation with no business operations.

     Concurrent with the sale of its operating assets, the Company also purchased 4,955,878 shares of its common stock from Dr. Kechejian and affiliated entities for $1,635,439. Also, the Company made a tender offer to all of its shareholders to purchase shares of its common stock for $0.33 per share. The tender offer was concluded on March 15, 2003 at which time the Company purchased 1,536,726 shares of common stock for an aggregate purchase price of $507,119.

     Summary operating results of the discontinued operations were as follows:

                                                          Six Months Ended
                                                              March 31,
                                                         2003            2002
                                                       -------        ---------
          Revenues                                    $199,965       $1,244,418
          Costs and expenses                           179,847        1,122,508
                                                       -------        ---------
             Income from discontinued operations
               Before income taxes                      20,118          121,910
          Provision for income taxes                     7,242           46,950
                                                       -------        ---------
             Income from discontinued operations      $ 12,876       $   74,960
                                                       =======        =========

                              ALLIANCE HEALTH, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

FORWARD LOOKING STATEMENT AND INFORMATION

The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the
Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form
10-QSB are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the periods included in the accompanying financial statements.

Results of Operations and Financial Condition

     The financial statements for the quarter ended March 31, 2003 and 2002 have been re-classified to reflect discontinued operations with applicable taxes.

     For the quarter ended March 31, 2003, the Company had no revenue. For the quarter ended March 31, 2002, the Company had revenue of $581,289. Income, prior to the second quarter, was generated primarily by MRI and CT scans.

     S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. notified Alliance Health, Inc. of their cancellation of the ongoing fee arrangements for marketing effective August 31, 2002.

     The MRI's (one mobile unit) and CT Scanner formerly leased to Metroplex Specialties, P.A. generated revenues on a per scan basis. In the second quarter of 2002, revenue of $206,750 was generated.

     Expenses for the three months ended March 31, 2003 included salaries and employee benefits, and other general and administrative costs in the amount of $31,987. This is a decrease in expenses as compared to the same period last year of $552,055. The decrease is due to a decline in all operating expenses with the sale of the Company's operating property and equipment.

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

     On March 15, 2003 the Company concluded its tender offer to purchase shares for $0.33 per share from its stockholders. The Company purchased 1,536,726 shares for $507,119. The Company has 1,534,066 shares of common stock issued and outstanding after completion of the Offer.

Liquidity and Capital Resources

     The Company had cash and Treasury Bills of $735,307 at March 31, 2003.


Item 3.   Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

          The President/Treasurer/Director of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President/Treasurer/Director concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to him in a timely manner.

      (b) Changes in internal controls.

          There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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

     As discussed above, the Company concluded its tender offer to shareholders on March 15, 2003. Future plans for the Company will be discussed at a Board of Director's meeting on May 22, 2003.



Items 1, 2, 3, 4 and 6 - Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: May 14, 2003                  By:  /s/ Sarkis J. Kechejian, M.D.
                                          -----------------------------
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

                                  CERTIFICATION

I, Sarkis J. Kechejian, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003 of Alliance Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

                                               /s/ Sarkis J. Kechejian, M.D.
                                               -----------------------------
                                               Sarkis J. Kechejian, M.D.
                                               President and Treasurer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly filing of Alliance Health, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarterly period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., President, Director and Treasurer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

     a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

     b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Sarkis J. Kechejian, M.D.
-----------------------------
Sarkis J. Kechejian, M.D.
President, Director and Treasurer


May 14, 2003

                                  CERTIFICATION

I, Sharilyn J. Bruntz Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003 of Alliance Health, Inc.;

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003 of Alliance Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003


                                             /s/ Sharilyn J. Bruntz Wilson
                                             -----------------------------
                                             Sharilyn J. Bruntz Wilson
                                             Vice President and Secretary

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly filing of Alliance Health, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarterly period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sharilyn J. Bruntz Wilson, Vice President and Secretary of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to
(SS) 906 of the Sarbanes-Oxley Act of 2002, that:

     a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

     b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Sharilyn J. Bruntz Wilson
-----------------------------
Sharilyn J. Bruntz Wilson
Vice President and Secretary


May 14, 2003