Form 10QSB
period 2003-06-30
ALLIANCE HEALTH INC
filed 2003-08-14
CIK 822434

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2003, 1,534,066 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                          PAGE NUMBER

PART I    FINANCIAL INFORMATION

    Accountants' Review Report                                 1

          Balance Sheets - June 30, 2003 (unaudited) and
            September 30, 2002 (audited)                       2

          Statements of Operations (unaudited) - Three
         Months and Nine Months Ended June 30, 2003
         and 2002                                              3

          Statements of Cash Flows (unaudited) - Nine
         Months Ended June 30, 2003 and 2002                   4

          Notes to Financial Statements                       5-6

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                        7-8




PART II   OTHER INFORMATION                                    9


SIGNATURES                                                    10

                           ACCOUNTANTS' REVIEW REPORT





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheet of Alliance Health, Inc. as of June 30, 2003, and the related statements of operations for the three month and nine month periods then ended and statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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




                                                 Whitley Penn


Dallas, Texas
August 12, 2003

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS



                                               June 30,    September 30,
                                                 2003          2002
                                             -----------    ------------
                                             (Unaudited)     (Audited)
Assets
Current assets:
      Cash                                   $  161,958    $   715,130
      Treasury bills                            500,000      2,000,000
      Income tax receivable                      34,932        189,235
      Deferred income taxes                      45,649          8,612
      Net assets of discontinued operations           -      1,895,514
                                              ---------      ---------

Total assets                                $   742,539    $ 4,808,491
                                              =========      =========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                          $     3,723    $     1,313
  Accrued liabilities                            11,817         63,816
                                              ---------      ---------
Total current liabilities                        15,540         65,129


Commitments and contingencies                         -              -

Stockholders' equity:
   Common stock, $.01 par, 20,000,000
     shares authorized, 14,360,000
     shares issued, 1,534,066 and
     14,360,000 shares outstanding              143,600        143,600
   Paid-in capital                              723,466        723,466
   Treasury stock, 12,825,934 shares
     at cost                                 (4,232,558)             -
   Retained earnings                          4,092,491      3,876,296
                                              ---------      ---------

Total stockholders' equity                      726,999      4,743,362
                                              ---------      ---------

Total liabilities and stockholders' equity   $  742,539     $4,808,491
                                              =========      =========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                   Three Months Ended       Nine Months Ended
                                        June 30,                 June 30,
                                   2003        2002           2003       2002
                                 --------    ---------     --------   ---------
Expenses:
 General and administrative    $   26,913    $       -   $  26,913   $       -

Other income:
   Interest income                  2,892        7,624       6,417       28,463

Income tax expense                  1,041        2,745       2,310       10,247
                                ---------     --------    --------    ---------

Income (loss) from
  continuing operations           (25,062)       4,879     (22,806)      18,216

Income (loss) from discontinued
 operations, net of taxes         (53,153)     (27,208)    239,002       71,553
                                ---------    ---------    --------    ---------

Net income (loss)              $  (78,215)  $  (22,329)  $ 216,196   $   89,769
                                =========    =========    ========    =========

Earnings (loss) per share:

    Continuing operations           (0.02)        0.00       (0.01)        0.00

    Discontinued operations         (0.03)       (0.00)       0.07         0.01
                                ---------     ---------  ---------    ---------

    Net income (loss)          $    (0.05)  $    (0.00) $     0.06   $     0.01
                                =========     =========  =========    =========

Weighted average number
  of common shares
  outstanding                   1,534,066    14,360,000  3,642,150   14,360,000
                                =========    ==========  =========   ==========




                       See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                     Nine Months Ended
                                                June 30, 2003   June 30, 2002
                                                -------------   -------------
Continuing operations:
Operating activities:
 Income (loss) from continuing operations       $  (22,806)     $    18,216
    Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
      Deferred income taxes                        (37,037)               -
      Changes in assets and liabilities:
       Change in accounts receivable-affiliates          -           (6,215)
       Income tax receivable                        154,30           21,341
       Accounts payable                              2,410           (6,789)
       Accrued liabilities                         (51,999)          12,254
                                                 ---------        ---------

Net cash provided by operating activities           44,871           38,807

Investing Activities:
 Sales (purchases) of treasury bills             1,500,000       (1,000,000)

Financing Activities:
 Purchases of treasury stock                    (2,142,558)               -
                                                ----------        ---------

Cash used in continuing operations                (597,687)        (961,193)

Discontinued operations:
 Operating activities                            2,244,515          506,198
 Investing activities                                    -                -
 Financing activities                           (2,200,000)               -
                                                ----------        ---------
Cash provided by discontinued operations            44,515          506,198
                                                ----------        ---------

Net decrease in cash                              (553,172)        (454,995)
Cash at beginning of period                        715,130        1,523,286
                                                ----------        ---------

Cash at end of period                          $   161,958       $1,068,291
                                                ==========        =========

                       See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

     All of the Company's income was for leases or services rendered to S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc., companies owned by S. J. Kechejian, M.D.


Note 2.  Organization

     Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. Effective May 12, 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics") from S. J. Kechejian, M.D.

Note 3.  Discontinued Operation

     S. J. Kechejian, M.D., P.A. cancelled the agreement with the Company for advertising services on January 31, 2002. The Company has no specific business plan and the Board of Directors elected to discontinue operations and sell the Company's operating assets to its principal stockholder. The sale took place on November 29, 2002. Consideration was valued at $2,200,000, consisting of 6,333,333 of the Company's common stock owned by the stockholder, Sarkis J. Kechejian, M.D., valued at $.33 per share and $110,000 in cash. The Company has accounted for its operations as discontinued during the periods presented. As a result of the sale of its business, the Company has effectively become a "public shell" corporation with no business operations.

     Concurrent with the sale of its operating assets, the Company also purchased 4,955,878 shares of its common stock from Dr. Kechejian and affiliated entities for $1,635,439. Also, the Company made a tender offer to all of its stockholders to purchase shares of its common stock for $0.33 per share. The tender offer was concluded on March 15, 2003 at which time the Company purchased 1,536,726 shares of common stock for an aggregate purchase price of $507,119.

     Summary results of the discontinued operations were as follows:

                                                          Nine Months Ended
                                                              June 30,
                                                       2003            2002
                                                      -------        ---------
             Revenues                                $512,143       $1,561,867
             Costs and expenses                       179,845        1,448,457
                                                      -------        ---------
                Income from discontinued operations
                  before income taxes                 332,298          113,410
             Provision for income taxes                93,296           41,857
                                                     --------          -------
                Income from discontinued operations  $239,002       $   71,553
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

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors which have affected the Company's financial condition and results for the periods included in the accompanying financial statements.

Results of Operations and Financial Condition

     The financial statements for the three months and nine months ended June 30, 2003 and 2002 have been re-classified to reflect discontinued operations net of applicable taxes.

     S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. notified Alliance Health, Inc. of their cancellation of the ongoing fee arrangements for marketing effective August 31, 2002.

     Expenses  for the  three  and nine  months  ended  June 30,  2003  included salaries and employee benefits, and other general and administrative costs in the amount of $26,913. These expenses were previously categorized as discontinued operations prior to April 1, 2003, but as the Company will now continue as a shell company, these ongoing expenses will be classified as continuing operations.

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

     On March 15, 2003 the Company concluded its tender offer to purchase shares for $0.33 per share from its stockholders. The Company purchased 1,536,726 shares for $507,119. The Company has 1,534,066 shares of common stock outstanding after completion of the Offer.

     During the quarter ended June 30, 2003, the Company recorded a charge of approximately $50,000 to discontinued operations as a result of an audit of the Company's franchise taxes paid over the last three years, which resulted in such change.

Liquidity and Capital Resources

     The Company had cash and Treasury Bills of $661,958 at June 30, 2003.

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

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION





Items 1, 2, 3, 4 and 5 - Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Certificate of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
          31.2 Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
          32.1  Certificate  of Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
          32.2  Certificate of Chief Financial  Officer  pursuant to 18 U. S. C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (b) Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: August 14, 2003               By:  /s/Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

                                                                   Exhibit 31.1

                                  CERTIFICATION

I, Sarkis J. Kechejian, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003 of Alliance Health, Inc.;

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

Date:  August 14, 2003

                                            /s/Sarkis J. Kechejian, M.D.
                                            ---------------------------
                                            Sarkis J. Kechejian, M.D.
                                            President and Treasurer

                                                                 Exhibit 31.2

                                  CERTIFICATION

I, Sharilyn J. Bruntz Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003 of Alliance Health, Inc.;

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

Date:  August 14, 2003


                                             /s/Sharilyn J. Bruntz Wilson
                                             -----------------------------
                                             Sharilyn J. Bruntz Wilson
                                             Vice President and Secretary

                                                                  Exhibit 32.1






                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly filing of Alliance Health, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., President, Director and Treasurer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

          a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

          b.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


/s/Sarkis J. Kechejian, M.D.
--------------------------
Sarkis J. Kechejian, M.D.
President, Director and Treasurer

August 14, 2003

                                                                  Exhibit 32.2






                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly filing of Alliance Health, Inc.'s (the "Company") Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., President, Director and Treasurer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

          a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

          b.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


/s/Sharilyn J. Bruntz Wilson
----------------------------
Sharilyn J. Bruntz Wilson
Vice President and Secretary


August 14, 2003