Form 10KSB
period 2003-09-30
ALLIANCE HEALTH INC
filed 2003-12-22
CIK 822434

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

Commission file number 33-17387

                            ALLIANCE HEALTH, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                           75-219377
---------------------------              --------------------------------
(State or other jurisdiction of                (I.R.S. Employer I.D.#)
incorporation or organization)

421 E. Airport Freeway, Irving, Texas                              75062
--------------------------------------                   ----------------------
(Address of principal executive office)                        (Zip Code)

Issuer's telephone number, including area code (972) 255-5533
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:
                                                   Name of each exchange on
        Title of each class                            which registered
------------------------------------------------------------------------------


Securities registered under Section 12(b) of the Exchange Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)


Securities registered under Section 12(g) of the Exchange Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State issuer's revenues for its most recent fiscal year $199,966.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. No market for common stock.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,534,066 as of September 30, 2003.

                                     PART I.

Item 1.  Description of Business
--------------------------------

     Alliance Health, Inc. ("Company") was incorporated on September 4, 1987. It had no business activity until July 1989 at which time it operated one chiropractic clinic in Dallas, Texas, which it closed the same year.

     On May 12, 1995, the Company acquired from K Clinics, P.A. ("K Clinics"), its marketing division, the sole business of which was to perform advertising and marketing services for S. J. Kechejian, M.D., P.A., Aldine Medical Associates, Metroplex Specialties, P.A. and Metro Pharmacy, Inc. medical facilities in the Dallas/Ft. Worth Metroplex and East Texas. Effective August 31, 2002 S. J. Kechejian, M.D., P.A. and Metro Pharmacy, Inc. notified Alliance Health they were canceling the ongoing fee arrangement for marketing services. Sarkis J. Kechejian, M.D. ("Dr. Kechejian") is the President and principal shareholder of the Company. He is also the sole owner of K Clinic Administration, S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc. and Metroplex Specialties, P.A.

     Metroplex Specialties, P.A. is one of the "affiliates" of the Company. In September 1995, the Company sold 200,000 shares of its common stock for $600,000. The shares were sold to affiliated companies. The additional capital was used to purchase a MRI. On October 23, 1995, the Company began leasing MRI units to Metroplex Specialties, P.A. In the year 2003 revenue from the three MRI units was $161,750 as compared to 2002 revenue of $808,500.

     The Company purchased a CT Scanner in September, 1998 for $45,869 which was leased to S. J. Kechejian, M.D., P.A. for $125 per scan and generated income in 2002 of $5,500. The scanner was written off in September 2002 due to being obsolete. S. J. Kechejian, M.D., P.A. is also wholly owned by Dr. Kechejian.

     On December 31, 2000, Aldine Medical merged with S. J. Kechejian, M.D., P.A. and canceled their management service contract with Alliance Health, Inc. At that time, Richard Schneck also resigned as Chief Operating Officer of Alliance Health, Inc. The Company currently does not perform management services. On October 28, 2002 (see Items 5 and 12), the Company agreed to sell its operating property and equipment, to Dr. Kechejian for 6,333,333 shares of Alliance common stock and $110,000 in cash. The sale was consummated on November 29, 2002. As a result, the Company has no business operations. Its only assets are cash and cash items.

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

                                     PART II

Item 5.    Market for the Registrant's Common Stock
---------------------------------------------------
           and Related Shareholder Matters
           -------------------------------

     On September 30, 2003 the approximate number of holders of record of the Company common stock was 311. The Company's common stock has no established trading market.

     The Company has never paid any cash dividends on the common stock and does not expect to do so in the foreseeable future. However, the Company declared a four for one stock split of its outstanding shares of common stock effective the close of business December 24, 1999.

     On October 28, 2002 the Board of Directors determined it was in the best interest of the Company to accept an offer from Dr. Kechejian to purchase the operating property and equipment of the Company in consideration of the transfer back to the Company of 6,333,333 shares of Alliance common stock and $110,000 in cash. The offer of $2,200,000 (an offer equaling an independent evaluation by an outside consultant of the value of the assets being sold) was paid with common stock and cash based on the audited per share book value of $0.33 per share at September 30, 2002. The sale of the assets to Dr. Kechejian was consummated on November 29, 2002. Simultaneous therewith, Dr. Kechejian and entities that he controls, sold back to the Company all of their remaining shares of common stock, an aggregate of 4,955,875 shares, for a total cash consideration of $1,635,439, or the audited book value per shares as of September 30, 2002 of $0.33. The Company made a Tender Offer to its shareholders to purchase shares of its common stock for $0.33 per share. The Tender Offer concluded on March 15, 2003 at which time the Company had purchased 1,536,726 shares of common stock for an aggregate purchase price of $507,119.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     Revenues decreased to $199,966 in 2003 from $1,839,351 or 89% as a result of discontinuing operations.

     Expenses decreased to $226,953 in 2003 from $1,874,557 or 88% as a result of discontinuing operations.

     The Company is continuing to search for a suitable merger candidate.

Liquidity and Financial Resources
---------------------------------

     The Company had $243,139 in cash and $500,000 in treasury bills at September 30, 2003.

     The Company had an agreement with Metroplex Specialties, P.A. for the lease of three MRIs at $250/per scan and one CT at $125 per scan. This agreement also terminated November 29, 2002.

     The facilities owned by the Company in Tyler, Longview, Haltom City and Sherman, Texas were leased to S. J. Kechejian, M.D., P.A. The facilities consist of medical clinics, physical therapy centers and specialty offices. These facilities were also sold on November 29, 2002.

Item 7.  Financial Statements
-----------------------------

     Financial statements in response to Item 7 are presented on pages F-1 through F-10.


Item 8.  Changes in and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
         And Financial Disclosure
         ------------------------

     None.

                              ALLIANCE HEALTH, INC.

                              FINANCIAL STATEMENTS

                     Years Ended September 30, 2003 and 2002




                                                                           Page

Report of Independent Auditors.............................................F-2

Financial Statements:

         Balance Sheets....................................................F-3

         Statements of Operations..........................................F-4

         Statements of Stockholders' Equity................................F-5

         Statements of Cash Flows..........................................F-6

         Notes to Financial Statements.....................................F-7

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc., a Delaware Corporation, as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the financial statements, the accompanying financial statements for the years ended September 30, 2002 and 2001 have been restated.




Dallas, Texas
October 29, 2003

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS

                                                     September 30,
                                                    2003          2002
                                                 ----------    ----------
Assets                                                        (As restated,
Current assets:                                                 see Note C)
   Cash and cash equivalents                   $   243,139     $  715,130
   Treasury bills                                  500,000      2,000,000
   Income taxes receivable                               -         66,021
   Deferred income taxes                                 -          8,612
   Net assets of discontinued operations                 -      1,861,835
                                                ----------      ---------

Total assets                                   $   743,139     $4,651,598
                                                ==========      =========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                            $       307     $    1,313
   Accrued liabilities                               7,000         63,816
     Income taxes payable                          164,800              -
                                                ----------      ---------
Total current liabilities                          172,107         65,129

Commitments and contingencies                            -              -

Stockholders' equity:
   Common stock, $.01 par, 20,000,000
    shares authorized, 14,360,000
    shares issued, 1,534,066 and
    14,360,000 shares outstanding                  143,600        143,600
   Paid-in capital                                 723,466        723,466
   Retained earnings                             3,936,524      3,719,403
                                                 ---------      ---------
                                                 4,803,590      4,586,469

     Less 12,825,934 shares of stock
      Held is treasury in 2003, at cost          4,232,558              -
                                                 ---------      ---------
Total stockholders' equity                         571,032      4,586,469
                                                 ---------      ---------

Total liabilities and stockholders' equity      $  743,139     $4,651,598
                                                 =========      =========










                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS



                                                   Year Ended September 30,
                                                    2003             2002
                                                 ---------        ---------
                                                                (As restated,
Continuing Operations                                             see Note C)
General and administrative expenses             $   35,105       $        -

Other income:
   Interest income                                   8,425           34,581

Income tax expense (benefit)                       (10,138)          13,141
                                                 ---------        ---------

Income (loss) from continuing operations           (16,542)          21,440

Discontinued operations:
  Income (loss) from discontinued
   operations, net of $2,195 and
   $(7,745) in income taxes,
   respectively                                      5,923          (27,461)

  Gain (loss) on sale of discontinued
   operations, net of $84,439
   and $(15,317) in income taxes,
   respectively                                    227,740          (54,500)
                                                 ---------        ---------

Net income (loss)                               $  217,121       $  (60,521)
                                                 =========        =========

Basic and diluted earnings per share:

   Continuing operations                        $    (0.00)      $     0.00

   Discontinued operations                            0.05            (0.01)
                                                 ---------        ---------

   Net income (loss)                            $     0.05       $    (0.00)
                                                 =========        =========

Weighted average number of
  common shares outstanding                      4,753,560       14,360,000
                                                 =========       ==========




                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended September 30, 2003 and 2002


                         Common Stock                    Treasury Stock
                      ------------------             ----------------------
                        Number             Paid-In     Number
                      of shares   Amount   Capital   of shares    Amount
                     ----------  --------  --------  ---------- -----------
Balance at 9-30-2001 14,360,000  $143,600  $723,466           - $         -
  (as restated, see
   Note C)

  Net loss (as
    restated, see
    Note C)                   -         -         -           -           -
                     ----------   -------   -------  ----------  ----------

Balance at 9-30-02
  (as restated, see
   Note C)           14,360,000   143,600   723,466           -           -

  Purchases of
  Treasury stock              -         -         -  12,825,934  (4,232,558)

  Net income                            -         -                       -
                     ----------   -------   -------  ----------  ----------

Balance at 9-30-03   14,360,000  $143,600  $723,466  12,825,934 $(4,232,558)
                     ==========   =======   =======  ==========  ==========

                                   Total
                      Retained  Stockholders'
                      Earnings     Equity
                      --------  ------------

Balance at 9-30-2001
  (as restated, see
   Note C)           $3,779,924  $4,646,990

  Net loss (as
    restated, see
    Note C)             (60,521)    (60,521)
                    -----------  ----------

Balance at 9-30-02
  (as restated, see
   Note C)            3,719,403   4,586,469

  Purchases of
  Treasury stock              -  (4,232,558)

  Net income            217,121     217,121
                     ----------   ---------

Balance at 9-30-03   $3,936,524 $   571,032
                     ==========  ==========





                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS



                                                              September 30,
                                                           2003          2002
                                                      -----------  ------------
Continuing Operations                                             (As restated,
Operating Activities:                                               see Note C)
 Income (loss) from continuing operations            $   (16,542)   $    21,440
   Adjustments to reconcile income (loss)
    from continuing operations to net cash
    provided by operating activities:
       Deferred income tax                                 8,612           (910)
       Changes in assets and liabilities:
             Income taxes receivable                      66,021        164,029
             Accounts payable                             (1,006)        (5,976)
             Accrued liabilities                         (56,816)        46,838
             Income taxes payable                        164,800              -
                                                     -----------    -----------
Net cash provided by operating activities                165,069        225,421

Investing Activities
 Proceeds from sales and maturities
  of treasury bills                                    1,500,000              -
 Purchases of treasury bills                                   -     (1,500,000)
                                                     -----------    -----------
Net cash provided (used in) by investing
activities                                             1,500,000     (1,500,000)

Financing Activities
 Purchases of treasury stock                          (2,142,558)             -

Discontinued operations
 Operating activities                                  1,985,498        466,423
 Investing activities                                    110,000              -
 Financing activities                                 (2,090,000)             -
                                                     -----------    -----------
Cash and cash equivalents provided
 by discontinued operations                                5,498        466,423
                                                     -----------    -----------
Net decrease in cash                                    (471,991)      (808,156)
Cash and cash equivalents at beginning of year           715,130      1,523,286
                                                     -----------    -----------

Cash and cash equivalents at end of year             $   243,139    $   715,130
                                                     ===========    ===========

Supplemental Disclosure of Cash
Flow Information
 Total interest paid                                 $         -    $    13,416
                                                     ===========    ===========

 Total income taxes paid                             $    78,440    $         -
                                                     ===========    ===========

Non-cash Transactions
      During 2003, the Company exchanged equipment to the Company's former principal shareholder in exchange for shares of the Company, resulting in a gain of $312,179.

      During 2002, the Company deeded a building and improvements with a net book value of $280,990 back to the mortgagor, resulting in a loss of $93,410.

                   See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


A.   Nature of Business

Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. In 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics"). The Company previously offered advertising and management services to medical clinics of affiliated companies, but the Company is now a public shell as discussed under discontinued operations below. The Company's corporate offices are located in Irving, Texas.


B.   Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At September 30, 2003 and 2002, the Company had no such cash equivalents.

Treasury Bills

Treasury bills are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires treasury bills to be recorded at fair value or amortized cost. The appropriate classification of the treasury bills is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's treasury bills are classified as held-to-maturity as of September 30, 2003 and 2002. Treasury bills held, as of September 30, 2003 mature on November 6, 2003 and the par value approximates fair value.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued

B.   Accounting Policies - continued

Revenue Recognition

Revenue is recognized when advertising and management services are completed and billed.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Earnings Per Common Share

The Company accounts for earnings per common share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of Common stock that then shared in the earnings of the Company. The Company had no potential dilutive securities outstanding during fiscal year 2003 or 2002.

Fair Value of Financial Instruments


In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair values of accounts payable and accrued liabilities approximate the carrying amounts due to the relatively short maturity of these instruments. These instruments are not held for trading purposes.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued

C. Restatement of Financial Statements for the Years Ended September 30, 2002 and 2001

In July 2003, the Office of the Comptroller of Texas completed an audit of the Company's franchise tax returns for the years ended September 30, 1999 through September 30, 2002. As a result of the audit, certain deductions taken for franchise tax purposes were disallowed. As a result, the Company will be required to pay approximately $54,000 in franchise taxes related to these years and $11,000 of interest. Approximately $5,000 of this change in franchise taxes related to the year ended September 30, 2002 and approximately $60,000 related to the years ended September 30, 1999 through September 30, 2001. Accordingly, the financial statements have been adjusted for these amounts.

Certain adjustments, as a result of errors discovered, have been made to deferred income taxes to properly state amounts as of September 30, 2002 and 2001, resulting in a net expense (benefit) of $(16,500) and $50,000, respectively, to deferred tax expense for the years then ended.

As of September 30, 2002, an income tax receivable of approximately $190,000 was recorded which contained an overstatement of approximately $49,000 as a result of an error of including estimated tax payments that had not actually been made. This amount was deducted by the IRS from the refund payment made to the Company during the year ended September 30, 2003. Accordingly, the financial statements have been adjusted for this overstatement.

In addition, the Company has filed an amended U.S. corporate income tax return for the year ended September 30, 2002 to correct errors made in preparation of the return, which resulted in reducing income tax expense by approximately $12,000 for the year ended September 30, 2002. Accordingly, the financial statements have been adjusted for this amount.

The financial statements as of and for the year ended September 30, 2002 and related financial information have been restated as follows:


                                                   Reported           Restated
                                                 -----------        -----------
Statement of operations data:
   Discontinued operations                       $   (69,527)       $   (81,961)
   Net loss                                      $   (48,087)       $   (60,521)

Balance sheet data:
   Income tax receivable                         $   189,235        $    66,021
   Net assets of discontinued
      operations                                   1,895,514          1,861,835
   Total assets                                    4,808,491          4,651,598
   Retained earnings                               3,876,296          3,719,403
   Total liabilities &
      Stockholders' equity                       $ 4,808,491        $ 4,651,598

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued


D.  Discontinued Operations and Treasury Stock

During the year ended September 30, 1999, the Company formed Chiro-Med, Inc. ("Chiro-Med"), a wholly-owned subsidiary. Chiro-Med offered chiropractic services. Effective February 29, 2000, the Company discontinued Chiro-Med's operations. The Company sold Chiro-Med to one of its employees for $27,593 during the year ended September 30, 2001 through the issuance of a note at 6.3% interest maturing on December 1, 2002. The gain connected with the sale was deferred and recognized as the Company received full collection on the note receivable during the year ended September 30, 2002.

S.J. Kechejian, M.D., P.A. ("Principal Stockholder") cancelled the agreement with the Company for advertising and management services effective August 31, 2002. The Company had no specific business plans at the time the agreement was cancelled and the Board of Directors elected to discontinue operations and sell the Company's assets to its Principal Stockholder in consideration for $110,000 in cash and 6,333,333 shares of the Company's common stock. In December 2002, the Company also purchased 4,955,875 additional shares of the Company's common stock from the Company's Principal Stockholder and the Principal Stockholder's related trusts and foundations for an aggregate consideration of $1,635,439. In March 2003, the Company purchased 1,536,726 shares of the Company's common stock from miscellaneous stockholders for an aggregate consideration of $507,119. All of these respective shares are held in treasury stock.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued


D.  Discontinued Operations and Treasury Stock - continued

The Company has accounted for its operations as discontinued during the years ended September 30, 2003 and 2002. As a result of the sale of its business, the Company is effectively a "public shell" corporation with no business operations, in the process of searching for an operating business with which to negotiate a "reverse merger".

Summary operating results of the discontinued operations were as follows at September 30:

                                                          2003          2002
                                                      -----------   -----------
                                                                   (As restated,
                                                                     see Note C)
Revenues                                              $   199,966   $ 1,839,351
Costs and expenses                                        191,848     1,874,557
                                                      -----------   -----------
Income from discontinued operations
  before income taxes                                       8,118       (35,206)
Income tax expense (benefit)                                2,195        (7,745)
                                                      -----------   -----------

Income (loss) from discontinued
  operations                                         $     5,923   $   (27,461)
                                                     ===========    ===========

Net assets of discontinued operations consisted of the following at September
30:

                                                         2003           2002
                                                      ----------    -----------
                                                                   (As restated,
                                                                    see Note C)
Accounts receivable                                  $         -    $    14,796
Property and equipment, net of
  Accumulated depreciation of $2,518,535                       -      1,956,572
Deferred income taxes                                          -      (109,533)
                                                      ----------     ----------

Net assets of discontinued operations                $         -    $ 1,861,835
                                                      ==========     ==========

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued



1.  Income Taxes

Income tax expense (benefit) for the years presented differs from the "expected" federal income tax expense (benefit) computed by applying the U.S. federal statutory rate of 34% to continuing operations as a result of the following:


                                                          2003          2002
                                                        --------      -------
                                                                   (As restated,
                                                                     see Note C)
Expected tax expense (benefit)                         $ (9,071)     $ 11,760
State income taxes, net of federal
  income tax benefit                                     (1,067)        1,570
Other                                                         -          (189)
                                                       --------      --------

Income tax expense (benefit)                           $(10,138)     $ 13,141
                                                       ========      ========

The components of the deferred tax asset for 2002 consisted of timing differences from accruals allowable for income tax purposes.

The income tax expense (benefit) consists of the following at September 30:

                                                         2003           2002
                                                       -------        -------
                                                                   (As restated,
                                                                     see Note C)
Current                                               $(10,138)      $ 12,231
Deferred                                                                  910
                                                       -------        -------

Income tax expense (benefit)                          $(10,138)      $ 13,141
                                                       =======        =======

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued



F.  Related Party Transactions

All of the Company's advertising income and MRI income were for services rendered to various affiliated companies owned by the Company's previous Principal Stockholder, prior to the Company's treasury stock purchase.

The Company leases its office space and equipment on a month-to-month basis from an affiliated company. The amounts paid in 2003 and 2002 were approximately $25,000 and $48,000, respectively.

In 2002, the Company leased its Dallas, Texas MRI facility on a month-to-month basis from Arax Limited Partnership for which it paid $30,000, and its Ft. Worth, Texas MRI facility on a month-to-month basis from SK Properties for which it was also paid $30,000. Both of these are affiliated companies.


G.  Risk Concentrations

The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2003 and 2002, the uninsured portion of these deposits approximated $160,000 and $619,000, respectively. The Company has not experienced and losses with respect to deposits that exceed amounts covered by insurance provided by the FDIC.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control   Persons,
------------------------------------------------------------------------
Compliance with Section 16(A) of the Exchange Act
-------------------------------------------------

     The executive officers and directors of Alliance Health, Inc. are identified in the following table. Each has held the indicated positions with Alliance Health, Inc. since May 19, 1995, and will serve in these offices until their successors are elected and qualified.

              NAME                    AGE             POSITION
              ----                    ---             --------

         Sarkis J. Kechejian          65    President, Treasurer

         Sharilyn J. Bruntz Wilson    53    Vice President and Secretary

         Kenneth Guest                64    Director

         James Kenney                 62    Director

         George Nicolaou, M.D.        82    Director

         Mac Martirossian             49    Director and Chairman of the Board

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

Item 10.  Executive Compensation
--------------------------------

Cash Compensation
-----------------

     For the fiscal year ended September 30, 2003, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $41,617.27 for the year ended September 30, 2003.

Compensation of Directors
-------------------------

     Directors received $750 for each of the three (3) Board of Director's meetings attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Managers
----------------------------------------------------------------------

     The following information is submitted as of September 30, 2003 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.


         Name and Address of          Amount Bene-            Approximate
         Beneficial Owner           ficially owned            Percent of
                                      Class
         Nishan J. Kechejian, M.D.      1,000,000                 65%
         824 Oak St.
         Brockton, MA 02401

         All directors and officers     1,000,309                 65%
         as a group (7 persons)

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     As set forth in the Company's financial statements contained in this report, all of the Company's advertising income and MRI income was for services rendered to affiliated companies. The Company's primary customers were S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A., all professional corporations wholly owned by S. J. Kechejian, M.D. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents.

     Furthermore, the Company's office facilities are leased from a company owned by Dr. Kechejian. The Company leases its office space and equipment on a month to month basis from S. J. Kechejian, M.D., P.A. for which it paid $15,000 for fiscal year ended September 30, 2003 and $48,000 for fiscal year ended September 30, 2002. The Company leased its Dallas MRI facility on a month to month basis from Arax Limited Partnership for which it paid $5,000 for fiscal year ended September 30, 2002 and $30,000 for fiscal year ended September 30, 2002. The Ft. Worth MRI facility was leased on a month to month basis from SK Properties for which it paid $5,000 for fiscal year ended September 30, 2003 and $30,000 for fiscal year ended September 30, 2002. The General Partner of Arax Limited Partnership is Nishan J. Kechejian, M.D., the brother of Sarkis J. Kechejian. The principal of SK Properties is Sarkis J. Kechejian.

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

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

     1.   Exhibit 2 - Sale of Assets Agreement

     2.   Exhibit 2(a) - Amendment to Sale of Assets Agreement

     3. Exhibit 31 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     4. Exhibit 32 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Controls and Procedures
---------------------------------

1. Evaluation of disclosure controls and procedures.

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

2. Changes in internal controls.

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


                              ALLIANCE HEALTH, INC.



DATED:  December 22, 2003                By:/s/ Sarkis J. Kechejian, M.D.
                                            Sarkis J. Kechejian, M.D.
                                            President and Treasurer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:  December 22, 2003                  /s/ Sarkis J. Kechejian, M.D.
                                           Sarkis J. Kechejian, M.D.
                                           President and Treasurer

DATED:  December 22, 2003                  /s/ James Kenney
                                           James Kenney
                                           Director

DATED:  December 22, 2003                  /s/ George Nicolaou, M.D.
                                           George Nicolaou, M.D.
                                           Director

DATED:  December 22, 2003                  /s/ Kenneth Guest
                                           Kenneth Guest
                                           Director

DATED:  December 22, 2003                  /s/ Mac Martirossian
                                           Mac Martirossian
                                           Chairman

                                                                Exhibit 31

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

Date:  December 22, 2003


                                         /s/Sarkis J. Kechejian, M.D.
                                         Sarkis J. Kechejian, M.D.
                                         President and Treasurer

                                                                Exhibit 32

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


December 22, 2003

                                                                Exhibit 31

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

Date:  December 22, 2003


                                       /s/Sharilyn J. Bruntz Wilson
                                       Sharilyn J. Bruntz Wilson
                                       Vice President and Secretary

                                                                Exhibit 32

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


December 22, 2003