Form 10QSB
period 2003-12-31
ALLIANCE HEALTH INC
filed 2004-02-17
CIK 822434

                         U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 2003, 1,534,066 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                          PAGE NUMBER

PART I    FINANCIAL INFORMATION

    Accountants' Review Report                                 1

          Balance Sheets - December 31, 2003 (unaudited)
            And September 30, 2003 (audited)                   2

          Statements of Operations (unaudited) - Three
            Months Ended December 31, 2003 and 2002            3

          Statements of Cash Flows (unaudited) - Three
            Months Ended December 31, 2003 and 2002            4

          Notes to Financial Statements (unaudited)           5-6

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                        7-8




PART II   OTHER INFORMATION                                    9


SIGNATURES                                                    10

                           ACCOUNTANTS' REVIEW REPORT





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheet of Alliance Health, Inc. as of December 31, 2003, and the related statements of operations and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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




                                                Whitley Penn


Dallas, Texas
February 13, 2004

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS

                                                 December 31,  September 30,
                                                    2003            2003
                                                 (Unaudited)     (Audited)
Assets
Current assets:
  Cash and cash equivalents                     $   721,811     $  243,139
  Treasury bills                                          -        500,000
                                                  ---------      ---------

Total assets                                    $   721,811     $  743,139
                                                  =========      =========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                              $         -     $      307
  Accrued liabilities                                 3,000          7,000
  Income taxes payable                              158,332        164,800
                                                  ---------      ---------
Total current liabilities                           161,332        172,107


Commitments and contingencies                             -              -

Stockholders' equity:
   Common stock, $.01 par, 20,000,000
     shares authorized, 14,360,000
     shares issued, 1,534,066 shares
     outstanding                                    143,600        143,600
   Paid-in capital                                  723,466        723,466
   Retained earnings                              3,925,971      3,936,524
                                                  ---------      ---------
                                                  4,793,037      4,803,590

   Less 12,825,934 shares of stock
     held in treasury, at cost                    4,232,558      4,232,558
                                                  ---------      ---------

Total stockholders' equity                          560,479        571,032
                                                  ---------      ---------

Total liabilities and stockholders' equity       $  721,811     $  743,139
                                                  =========      =========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                          Three Months Ended
                                                             December 31,
                                                         2003           2002
                                                     ----------      ---------
                                                                  (As Restated)
Continuing Operations:
 Revenues                                           $         -     $        -

 General and administrative expenses                     17,021              -

Other income:
   Interest income                                            -          3,525

Income tax expense (benefit)                             (6,468)         1,339
                                                     ----------       --------

Income (loss) from continuing operations                (10,553)         2,186

Discontinued Operations:
  Income from discontinued
    operations, net of $0 and $14,089
    in income taxes, respectively                            -          38,016
  Gain on sale, net of $0 and $84,439
    in income taxes, respectively                            -         227,740
                                                     ----------       --------

Net income (loss)                                   $   (10,553)    $  267,942
                                                     ==========       ========

Basic and diluted earnings per share:

  Continuing operations .......................     $     (0.01)    $     0.00

  Discontinued operations .....................            0.00           0.04
                                                     ----------       --------

  Net income (loss) ...........................     $     (0.01)    $     0.04
                                                     ==========       ========

Weighted average number
  of common shares outstanding ................       1,534,066      6,833,861
                                                     ==========      =========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                         Three Months Ended
                                                             December 31
                                                        2003            2002
                                                     ----------     ----------
                                                                  (As Restated)
Continuing operations:
Operating activities:
 Income (loss) from continuing operations:          $   (10,553)   $     2,186
    Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
      Deferred income taxes                                   -          8,612
      Changes in assets and liabilities:
       Income taxes receivable/payable                   (6,468)        66,021
       Accounts payable                                    (307)        23,687
       Accrued liabilities                               (4,000)       (54,920)
       Income taxes payable                                   -        134,766
                                                    -----------    -----------

Net cash provided by (used in) operating
 activities                                             (21,328)       180,352

Investing Activities:
  Proceeds from sales and maturities of
    treasury bills                                      500,000      1,500,000
                                                    -----------     ----------
  Net cash provided by investing activities             500,000      1,500,000

Financing Activities:
 Purchases of treasury stock                                  -     (1,635,439)

Discontinued operations:
  Operating activities                                        -      2,017,591
  Investing activities                                        -        110,000
  Financing activities                                        -     (2,090,000)
                                                    -----------    -----------
Net cash provided by discontinued operations                  -         37,591
                                                    -----------    -----------

Net increase in cash and cash equivalents               478,672         82,504
Cash and cash equivalents at
  beginning of period                                   243,139        715,130
                                                    -----------    -----------
Cash and cash equivalents at end of period          $   721,811    $   797,634
                                                    ===========    ===========

                 See accompanying notes to financial statements.


                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.


Note 2.  Organization

     Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. Effective May 12, 1995, the Company acquired the advertising division (the "Division") of K Clinics, P.A. ("K Clinics") The Company previously offered advertising and management services to medical clinics of affiliated companies, but the Company is now a public shell as discussed below under discontinued operations. The Company's corporate offices are located in Irving, Texas.

Note 3.  Discontinued Operation

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

Note 4.  Subsequent Event

The Board of Directors, at a meeting held January 16, 2004, unanimously voted that the Company will pay a special cash dividend of $0.36 per share, totalling approximately $550,000 to all shareholders of record on February 5, 2004. The cash dividend is expected to be distributed to shareholders the week of February 9, 2004.

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

Results of Operations and Financial Condition

     The financial statements for the three months ended December 31, 2002 have been re-classified to reflect discontinued operations net of applicable taxes.

     S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. notified Alliance Health, Inc. of their cancellation of the ongoing fee arrangements for marketing effective August 31, 2002.

     Revenue for the three months ended December 31, 2003 was $0 and 2002 was $199,965 consisting of $169,965 from MRI/scans and $30,000 in rent. Revenue has been restated for the quarter ended December 31, 2002 to reflect discontinued operations. Expenses for the three months ended December 31, 2003 and 2002 included salaries and employee benefits, and other general and administrative costs in the amount of $17,021 and $147,860, respectively. These expenses were previously categorized as discontinued operations prior to April 1, 2003, but as the Company will now continue as a shell company, these ongoing expenses will be classified as continuing operations.

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

     The Board of Directors, at a meeting held January 16, 2004, unanimously voted that the Company will pay a special cash dividend of $0.36 per share, totalling approximately $550,000, to all shareholders of record on February 5, 2004. The cash dividend is expected to be distributed to shareholders the week of February 9, 2004.

     The Company is continuing to search for a suitable merger candidate.

Liquidity and Capital Resources

     The Company had cash of $721,811 at December 31, 2003.

Item 3.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

          The President/Treasurer/Director of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the last day of the period covered by this report. Based upon that evaluation, the President/Treasurer/Director concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to him in a timely manner.

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

     (b) Report on Form 8-K filed February 17, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  February 13, 2004            By:  /s/Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

                                                                  Exhibit 31.1

                                  CERTIFICATION

I, Sarkis J. Kechejian, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alliance Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February 13, 2004


                                                   /s/Sarkis J. Kechejian, M.D.
                                                   Sarkis J. Kechejian, M.D.
                                                   President and Treasurer

                                                                 Exhibit 31.2

                                  CERTIFICATION

I, Sharilyn J. Bruntz Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alliance Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  February 13, 2004


                                                 /s/Sharilyn J. Bruntz Wilson
                                                 Sharilyn J. Bruntz Wilson
                                                 Vice President and Secretary

                                                                  Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Alliance Health, Inc.

Signed this 13th day of February, 2004.



/s/Sarkis J. Kechejian, M.D.
Sarkis J. Kechejian, M.D.
President, Director and Treasurer











                                                                  Exhibit 32.2



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Alliance Health, Inc.

Signed this 13th day of February, 2004.



/s/Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary








                                                                     Exhibit (b)

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 8-K




                                 Current Report
                       Pursuant to Section 13 or 15(d) of
                     The Securities and Exchange Act of 1934


                        Date of Report (January 21, 2004)



                              ALLIANCE HEALTH, INC.
             (Exact name of registrant as specified in its charter)


                                    Delaware
                 (State of other jurisdiction of incorporation)


                               33-17387 75-2192377
           (Commission File Number) (IRS Employer Identification No.)



                   421 E. Airport Freeway, Irving, Texas 75062
                     (Address of principal executive office)




Registrant's telephone number, including area code:  (972)-255-5533

Item 5.  Other Events.

On January 21, 2004, the Alliance Health Board of Directors declared a 36 cents per share dividend to shareholders of record close of business February 6, 2004. Alliance Health has 1,534,066 shares of common stock outstanding. Following payment of the dividend, expected to be on or about the week of February 9, 2004, Alliance Health will have approximately $15,000 in cash on hand and no other assets or significant liabilities. Alliance Health does not have any business activity other than seeking to combine with an existing business entity. Alliance Health does not have, as of this date, any potential combination candidates. While management continues to search for a business with which to combine, there can be no assurance that we will be successful.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: January 21, 2004                 By: /s/Sarkis J. Kechejian, M.D.
                                            Sarkis J. Kechejian, M.D.,
                                            President and Treasurer