Form 10QSB
period 2004-03-31
ALLIANCE HEALTH INC
filed 2004-05-14
CIK 822434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2004

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2004, 1,534,066 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                   PAGE NUMBER

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Independent Accountants' Report                            1

          Balance Sheets - March 31, 2004 (unaudited) and
            September 30, 2003 (audited)                             2

          Statements of Operations (unaudited) - Three
            Months and Six Months Ended March 31, 2004
            and 2003                                                 3

          Statements of Cash Flows (unaudited) - Six
            Months Ended March 31, 2004 and 2003                     4

          Notes to Financial Statements                             5-6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                               7


ITEM 3.   Controls and Procedures                                    8

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8K                            9

SIGNATURES                                                          10

                         INDEPENDENT ACCOUNTANTS' REPORT





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheet of Alliance Health, Inc. as of March 31, 2004, and the related statements of operations and cash flows for the three and six month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.




                                             /s/Whitley Penn


Dallas, Texas
May 13, 2004

ITEM 1.  FINANCIAL STATEMENTS

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS

                                                     (Unaudited)      (Audited)
                                                       March 31,    September 30,
                                                         2004           2003
Assets
Current assets:
  Cash and cash equivalents                          $    24,506     $   243,139
  Income taxes receivable                                 14,771               -
  Treasury bills                                            --           500,000
                                                     -----------     -----------

Total assets                                         $    39,277     $   743,139
                                                     ===========     ===========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                   $      --       $       307
  Accrued liabilities                                      3,955           7,000
  Income taxes payable                                      --           164,800
                                                     -----------     -----------
Total current liabilities                                  3,955         172,107


Commitments and contingencies                               --              --

Stockholders' equity:
   Common stock, $.01 par, 20,000,000
     shares authorized, 14,360,000
     shares issued, 1,534,066 shares
     outstanding                                         143,600         143,600
   Paid-in capital                                       723,466         723,466
   Retained earnings                                   3,400,814       3,936,524
                                                     -----------     -----------
                                                       4,267,880       4,803,590

   Less 12,825,934 shares of stock
     held in treasury, at cost                         4,232,558       4,232,558
                                                     -----------     -----------

Total stockholders' equity                                35,322         571,032
                                                     -----------     -----------

Total liabilities and stockholders' equity $              39,277     $   743,139
                                                     ===========     ===========





                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                  Three Months Ended         Six Months Ended
                                      March 31,                  March 31,
                                   2004        2003          2004         2003
                                 --------    ---------     ---------   ---------
Continuing Operations
Revenue                        $      --   $       --   $       --   $        --

General and administrative
 expenses                         18,823           --       35,844            --

Other income:
  Interest income                    311           --          311         3,525

Income tax expense
 (benefit)                        (7,153)          --      (13,621)        1,339
                                --------     --------    ---------    ----------

Income (loss) from
 continuing operations           (11,359)          --      (21,912)        2,186

Discontinued operations:
  Income (loss) from
    discontinued operations,
    net of ($38,466),
    ($8,649), ($38,466)
    and $5,440 in income
    taxes, respectively           38,466      (23,338)      38,466        14,678
  Gain on sale, net of
    $0, $0, $0, and $84,439
    in income taxes,
    respectively                      --           --           --       227,740
                                --------     --------    ---------    ----------

Net income (loss)              $  27,107    $ (23,338)  $   16,554   $   244,604
                                ========     ========    =========    ==========

Basic and diluted
 earnings (loss) per
 share:

  Continuing operations        $   (0.01)   $    0.00   $    (0.01)  $      0.00

  Discontinued operations           0.02        (0.01)        0.01          0.05
                                --------    ----------   ----------   ----------

  Net income (loss)            $    0.01    $    (0.01) $    (0.00)  $      0.05
                                ========     =========   =========    ==========

Weighted average number
  of common shares
  outstanding                  1,534,066     2,558,550    1,534,066   4,696,205
                               =========     =========    =========   =========


                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                      Six Months Ended
                                                         March 31,
                                                    2004           2003
                                                --------------------------
Continuing Operations:
Operating Activities:
 Income (loss) from continuing operations:     $   (21,912)   $     2,186
    Adjustments to reconcile income (loss)
    from continuing operations to net cash
    provided by (used in) operating
    activities:
      Deferred income taxes                           --            8,612
      Changes in assets and liabilities:
       Income taxes receivable and payable        (179,571)       192,140
       Accounts payable                               (307)         4,152
       Accrued liabilities                          (3,045)       (58,608)
                                               -----------    -----------

Net cash provided by (used in) operating
 activities                                       (204,835)       148,482

Investing Activities:
  Proceeds from sales and maturities of
    treasury bills                                 500,000      1,500,000
                                               -----------    -----------
  Net cash provided by investing activities        500,000      1,500,000


Financing Activities:
  Purchases of treasury stock                         --       (2,142,558)
  Dividends paid                                  (552,264)          --
                                               -----------    -----------
Net cash used in financing activities             (552,264)    (2,142,558)

Discontinued Operations:
  Operating activities                              38,466      1,994,253
  Investing activities                                --          110,000
  Financing activities                                --       (2,090,000)
                                               -----------    -----------
Net cash provided by discontinued operations        38,466         14,253
                                               -----------    -----------

Net decrease in cash and cash equivalents         (218,633)      (479,823)
Cash and cash equivalents at
  beginning of period                              243,139        715,130
                                               -----------    -----------
Cash and cash equivalents at end of period     $    24,506    $   235,307
                                               ===========    ===========


                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.


Note 2.  Organization

     Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. The Company previously offered advertising and management services to medical clinics at affiliated companies, but the Company is now a public shell as discussed below under discontinued operations. The Company's corporate offices are located in Irving, Texas.

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

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 3.  Discontinued Operations (continued)

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

Note 4.  Dividend

     A special cash dividend of $0.36 per share, totaling $552,264 was distributed to all stockholders of record on February 5, 2004.

Note 5.  Income Taxes

     In the current quarter, the Company re-evaluated its estimated tax liabilities related to its discontinued operations and recorded an income tax benefit of $38,466, based on its finalized 2003 income tax filings and known income tax exposures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations and Financial Condition

     The financial statements for the six months ended March 31, 2003 have been reclassified to reflect discontinued operations net of applicable taxes.

     S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. notified Alliance Health, Inc. of their cancellation of the ongoing fee arrangements for marketing effective August 31, 2002.

     Expenses for the three months ended March 31, 2004 and 2003 included salaries and employee benefits, and other general and administrative costs in the amount of $18,823 and $0, respectively. These same expenses for the six months ended March 31, 2004 and 2003 were $35,844 and $0, respectively. These expenses were previously categorized as discontinued operations prior to April 1, 2003, but as the Company will now continue as a shell company, these ongoing expenses will be classified as continuing operations. In the current quarter, the Company re-evaluated its estimated tax liabilities related to its discontinued operations and recorded an income tax benefit of $38,466, based on its finalized 2003 income tax filings and known income tax exposures.

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

     A special cash dividend of $0.36 per share, totaling $552,264 was distributed to all shareholders of record on February 5, 2004.

     The Company is continuing to search for a suitable merger candidate.

Liquidity and Capital Resources

     The Company had cash of $24,506 at March 31, 2004.

Item 3. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

          The President/Treasurer/Director of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the last day of the period covered by this report ("Evaluation Date"). Based upon that evaluation, the President/Treasurer/Director concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to him in a timely manner.

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

      (b) Report on Form 8-K filed February 17, 2004, related to cash dividend.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:  May 13, 2004                 By:  /s/Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

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

Date:  May 13, 2004


                                                /s/Sarkis J. Kechejian, M.D.
                                                Sarkis J. Kechejian, M.D.
                                                President and Treasurer
                                                Principal Executive Officer

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


Date:  May 13, 2004



                                              /s/Sharilyn J. Bruntz Wilson
                                              Sharilyn J. Bruntz Wilson
                                              Vice President and Secretary
                                              Principal Financial Officer

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

Signed this ____ day of May, 2004.



/s/Sarkis J. Kechejian, M.D.
Sarkis J. Kechejian, M.D.
President, Director and Treasurer
Chief Executive Officer

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

Signed this 13 day of May, 2004.



/s/Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary