Form 10QSB
period 2004-06-30
ALLIANCE HEALTH INC
filed 2004-08-13
CIK 822434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2004

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

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                   PAGE NUMBER

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    Independent Public Accounting Firm's Report                1

          Balance Sheets - June 30, 2004 (unaudited) and
            September 30, 2003 (audited)                       2

          Statements of Operations (unaudited) - Three
            Months and Nine Months Ended June 30, 2004
            and 2003                                           3

          Statements of Cash Flows (unaudited) - Nine
            Months Ended June 30, 2004 and 2003                4

          Notes to Financial Statements                       5-6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         7

ITEM 3.   Controls and Procedures                              8


PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                     9

SIGNATURES                                                     10

                   INDEPENDENT PUBLIC ACCOUNTING FIRM'S REPORT





Board of Directors
Alliance Health, Inc.




We have reviewed the accompanying balance sheet of Alliance Health, Inc. as of June 30, 2004, and the related statements of operations for the three month and nine month periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.



                                                Whitley Penn


Dallas, Texas
August 12, 2004

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS




                                                         June 30,  September 30,
                                                          2004          2003
                                                        --------  -------------
                                                       (Unaudited)   (Audited)
Assets
Current assets:
      Cash and cash equivalents                        $   21,899     $  243,139
      Income taxes receivable                              17,485           --
      Treasury bills                                         --          500,000
                                                       ----------     ----------

Total assets                                           $   39,384     $  743,139
                                                       ==========     ==========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                     $     --       $      307
  Accrued liabilities                                       8,493          7,000
  Income taxes payable                                       --          164,800
                                                       ----------     ----------
Total current liabilities                                   8,493        172,107


Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $.01 par, 20,000,000
     shares authorized, 14,360,000
     shares issued, 1,534,066 shares
     outstanding                                          143,600        143,600
   Paid-in capital                                        723,466        723,466
   Retained earnings                                    3,396,383      3,936,524
                                                       ----------     ----------
                                                        4,263,449      4,803,590

   Less 12,825,934 shares of stock
         held in treasury, at cost                      4,232,558      4,232,558
                                                       ----------     ----------
Total stockholders' equity                                 30,891        571,032
                                                       ----------     ----------

Total liabilities and stockholders' equity $               39,384     $  743,139
                                                       ==========     ==========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                   Three Months Ended         Nine Months Ended
                                       June 30,                    June 30,
                                    2004         2003         2004        2003
                                  --------     --------     --------   ---------
Continuing Operations
Revenue                          $    --      $    --      $    --     $    --

General and administrative
    Expenses                         7,147       26,913       42,991     26,913

Other income:
   Interest income                    --          2,892          311      6,417

Income tax expense (benefit)        (2,716)      (9,128)     (16,337)    (7,789)
                                 ---------    ---------    ---------   ---------

Loss from continuing
  operations                        (4,431)     (14,893)     (26,343)   (12,707)

Discontinued Operations
  Income from discontinued
    Operations, net of $0,
    $282, $(38,466) and $5,722
    in income taxes,
    respectively                      --            760       38,466     15,438
  Gain on sale, net of $0, $0,
    $0 and $84,439 in income
    taxes, respectively               --           --           --      227,740

Net income (loss)                $  (4,431)   $ (14,133)   $  12,123  $ 230,471
                                 =========    =========     ========   =========

Basic and diluted earnings
 per share:

    Continuing operations            (0.00)       (0.01)       (0.02)     (0.00)

    Discontinued operations           --           0.00         0.03       0.07
                               -----------   ----------   ----------  ---------

    Net income (loss)          $     (0.00) $     (0.01) $      0.01 $     0.06
                                ==========   ==========   ==========  =========

Weighted average number
  of common shares
  outstanding                    1,534,066    1,534,066    1,534,066  3,642,150
                               ===========  ===========  =========== ==========





                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                      Nine Months Ended
                                                June 30, 2004   June 30, 2003
                                                -----------------------------

Continuing operations:
Operating activities:
 Loss from continuing operations:              $   (26,343)   $   (12,707)
    Adjustments to reconcile loss
     from continuing operations to
     net cash provided by (used in)
     operating activities:
      Deferred income taxes                           --            8,612
      Changes in assets and liabilities:
       Income taxes receivable and payable        (182,285)       128,057
       Accounts payable                               (307)         2,410
       Accrued liabilities                           1,493        (51,999)
                                               -----------    -----------
Net cash provided by (used in) operating
 activities                                       (207,442)        74,373

Investing Activities:
 Proceeds from sales and maturities
  of treasury bills                                500,000      1,500,000
                                               -----------    -----------
Net cash provided by investing activities          500,000      1,500,000

Financing Activities:
 Purchases of treasury stock                          --       (2,142,558)
 Dividends paid                                   (552,264)          --
                                               -----------    -----------
Net cash used in financing activities             (552,264)    (2,142,558)

Discontinued operations:
 Operating activities                               38,466      1,995,013
 Investing activities                                 --          110,000
 Financing activities                                 --       (2,090,000)
                                               -----------    -----------
Net cash provided by discontinued operations        38,466         15,013
                                               -----------    -----------

Net decrease in cash                              (221,240)      (553,172)
Cash and cash equivalents at beginning
 of period                                         243,139        715,130
                                               -----------    -----------

Cash and cash equivalents at end of period     $    21,899    $   161,958
                                               ===========    ===========

                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

Note 2.  Organization

     Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. The Company previously offered advertising and management services to medical clinics at affiliated companies, but the Company is now a public shell as discussed below under discontinued operations. The Company's corporate offices are located in Irving, Texas. The following Directors resigned: George Nicolaou, M.D. effective May 21, 2004; Mac Martirossian effective August 10, 2004; James Kenney effective August 10, 2004 and Ken Guest effective August 10, 2004. Dr. Kechejian is the only remaining Director.

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

     S. J. Kechejian, M.D., P.A. ("Principal Stockholder") cancelled the agreement with the Company for advertising and management services effective August 31, 2002. The Company had no specific business plans at the time the agreement was cancelled and the Board of Directors elected to discontinue operations and sell the Company's assets to its Principal Stockholder in consideration for $110,000 in cash and 6,333,333 shares of the Company's common stock. In December 2002, the Company also purchased 4,955,875 additional shares of the Company's common stock from the Company's Principal Stockholder and the consideration of $1,635,439. In March 2003, the Company purchased 1,536,726 shares of the Company's common stock from miscellaneous stockholders for an aggregate consideration of $507,119. All of these respective shares are held in treasury stock.

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

Results of Operations and Financial Condition

     The financial statements for the nine months ended June 30, 2003 have been re-classified to reflect discontinued operations with applicable taxes.

     S. J. Kechejian, M.D., P.A., Metroplex Specialties, P.A. and Metro Pharmacy, Inc. notified Alliance Health, Inc. of their cancellation of the ongoing fee arrangements for marketing effective August 31, 2002.

     Expenses for the three months ended June 30, 2004 and 2003 included salaries and employee benefits, and other general and administrative costs in the amount of $7,147 and $26,913, respectively. These same expenses for the nine months ended June 30, 2004 and 2003 were $42,991 and $26,913 respectively. These expenses were previously categorized as discontinued operations prior to April 1, 2003, but as the Company will now continue as a shell company, these ongoing expenses are classified as continuing operations.

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

Liquidity and Capital Resources

     The Company had cash of $21,899 at June 30, 2004.

Item 3.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

          The President/Treasurer/Director of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the last day of the period covered by this report ("Evaluation Date"). Based upon that evaluation, the President/ Treasurer/Director concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to him in a timely manner.

     (b)  Changes in internal controls.

          There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                              ALLIANCE HEALTH, INC.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 6 - Not applicable.

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

     (b) Reports on Form 8-K filed: None.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: August 12, 2004               By:  /s/Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Independent Registered Public Accounting Firm and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August 12, 2004

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's Independent Registered Public Accounting Firm and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 12, 2004


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

Signed this 12th day of August, 2004.



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

Signed this 12th day of August, 2004.



/s/Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary
Chief Financial Officer