Form 10KSB
period 2004-09-30
ALLIANCE HEALTH INC
filed 2004-12-28
CIK 822434

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Securities registered under Section 12(b) of the Exchange Act:
                                                   Name of each exchange on
        Title of each class                            which registered
-------------------------------------------------------------------------------


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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State issuer's revenues for its most recent fiscal year $-0-.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. No market for common stock.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,534,066 as of September 30, 2004. PART I.

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

     Metroplex Specialties, P.A. is one of the "affiliates" of the Company. In September 1995, the Company sold 200,000 shares of its common stock for $600,000. The shares were sold to affiliated companies. The additional capital was used to purchase a MRI. On October 23, 1995, the Company began leasing MRI units to Metroplex Specialties, P.A. During the fourth calendar quarter of 2002, the Company ceased leasing MRI units as discussed below.

     The Company  purchased a CT Scanner in September,  1998 which was leased to
S. J. Kechejian, M.D., P.A. on a per scan basis. The scanner was written off in September 2002 due to being obsolete. S. J. Kechejian, M.D., P.A. is also wholly owned by Dr. Kechejian.

     On December 31, 2000, Aldine Medical merged with S. J. Kechejian, M.D., P.A. and canceled their management service contract with the Company. At that time, Richard Schneck also resigned as Chief Operating Officer of the Company. The Company currently does not perform management services. On October 28, 2002 (see Items 5 and 12), the Company agreed to sell its operating property and equipment, to Dr. Kechejian for 6,333,333 shares of the Company's common stock and $110,000 in cash. The sale was consummated on November 29, 2002. In December 2002, the Company purchased 4,955,875 shares of the Company's common stock from the Company's principal stockholder for $1,635,439. In March 2003, the Company purchased 1,536,726 shares of the Company's common stock from stockholders for an aggregate consideration of $507,119. All of these shares are held in treasury stock. As a result, the Company has no business operations. As of September 30, 2004, its only assets are cash, cash equivalents and income taxes receivable.

     A special cash dividend of $0.36 per share, totaling $552,264 was distributed to all shareholders of record on February 5, 2004.

Item 2.    Description of Property
----------------------------------

     None.

Item 3.    Legal Proceedings
----------------------------

     The Company is not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder
---------------------------------------------------------------------------
           Matters
           -------

     On September 30, 2004, the approximate number of holders of record of the Company common stock was 320. The Company's common stock has no established trading market.

     On October 28, 2002, the Board of Directors determined it was in the best interest of the Company to accept an offer from Dr. Kechejian to purchase the operating property and equipment of the Company in consideration of the transfer back to the Company of 6,333,333 shares of the Company's common stock and $110,000 in cash. The offer of $2,200,000 (an offer equaling an independent valuation by an outside consultant of the value of the assets being sold) was paid with common stock and cash based on the audited per share book value of $0.33 per share at September 30, 2002. The sale of the assets to Dr. Kechejian was consummated on November 29, 2002. Simultaneous therewith, Dr. Kechejian and entities that he controls, sold back to the Company all of their remaining shares of common stock, an aggregate of 4,955,875 shares, for a total cash consideration of $1,635,439, or the audited book value per share as of September 30, 2002 of $0.33. The Company made a Tender Offer to its shareholders to purchase shares of its common stock for $0.33 per share. The Tender Offer concluded on March 15, 2003 at which time the Company had purchased 1,536,726 shares of common stock for an aggregate purchase price of $507,119. A special cash dividend of $0.36 per share, totaling $552,264 was distributed to all shareholders of record on February 5, 2004.

Item 6.    Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

     The Company had no revenues from continuing operations during fiscal 2004 or 2003, as the Company had discontinued operations.

     Expenses for continuing operations increased to $52,352 in 2004 from $35,105 as a result of discontinuing operations.

     The Company is continuing to search for a suitable merger candidate.

Liquidity and Financial Resources
---------------------------------

     The Company had $12,844 in cash at September 30, 2004.

     The Company had an agreement with Metroplex Specialties, P.A. for the lease of three MRI's at $250/per scan and one CT at $125 per scan. This agreement also terminated November 29, 2002.

     The facilities owned by the Company in Tyler, Longview, Haltom City and Sherman, Texas were leased to S. J. Kechejian, M.D., P.A. The facilities consist of medical clinics, physical therapy centers and specialty offices. These facilities were also sold on November 29, 2002.

Item 7.    Financial Statements
-------------------------------

     Financial statements in response to Item 7 are presented on pages F-1 through F-10.


Item 8.   Changes in and Disagreements with Accountants on Accounting
---------------------------------------------------------------------
          And Financial Disclosure
          ------------------------

     None.

Item 8A.  Controls and Procedures
---------------------------------

     1. Evaluation of disclosure controls and procedures.

     Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of the filing date of this annual report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant would be made known to them by others within those entities, particularly during the period in which this yearly report was being prepared.

     2. Changes in internal controls.

     There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

                              ALLIANCE HEALTH, INC.

                              FINANCIAL STATEMENTS

                     Years Ended September 30, 2004 and 2003




                                                                           Page

Report of Independent Registered Public Accounting Firm.....................F-2

Financial Statements:

         Balance Sheets.....................................................F-3

         Statements of Operations...........................................F-4

         Statements of Stockholders' Equity.................................F-5

         Statements of Cash Flows...........................................F-6

         Notes to Financial Statements......................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc., a Delaware Corporation, as of September 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has discontinued its operations and distributed a significant portion of the remaining assets as a cash dividend to stockholders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note C. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/Whitley Penn
Dallas, Texas
October 26, 2004

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS


                                                             September 30,
                                                           2004          2003
                                                       ----------     ----------
Assets
Current assets:
     Cash and cash equivalents                         $   12,844     $  243,139
     Treasury bills                                             -        500,000
     Income taxes receivable                               26,722              -
                                                       ----------     ----------
Total assets                                           $   39,566     $  743,139
                                                       ==========     ==========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                   $         -     $      307
   Accrued liabilities                                      8,800          7,000
     Income taxes payable                                       -        164,800
                                                       ----------     ----------
Total current liabilities                                   8,800        172,107

Commitments and contingencies                                   -              -

Stockholders' equity:
   Common stock, $.01 par, 20,000,000
    shares authorized, 14,360,000
    shares issued, 1,534,066 shares
    outstanding                                           143,600        143,600
   Paid-in capital                                        723,466        723,466
   Retained earnings                                    3,396,258      3,936,524
                                                       ----------     ----------
                                                        4,263,324      4,803,590

     Less 12,825,934 shares of common stock
      held in treasury, at cost                         4,232,558      4,232,558
                                                       ----------     ----------
Total stockholders' equity                                 30,766        571,032
                                                       ----------     ----------

Total liabilities and stockholders' equity             $   39,566     $  743,139
                                                       ==========     ==========






                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS



                                                       Year Ended September 30,
                                                        2004             2003
                                                     ---------        ---------
Continuing operations:
Revenue                                              $        -      $        -

General and administrative expenses                      52,352          35,105

Other income:
     Interest income                                        311           8,425

Income tax benefit                                      (26,722)        (10,138)
                                                    -----------     -----------

Loss from continuing operations                         (25,319)        (16,542)

Discontinued operations:
     Income from discontinued
       operations, net of $(37,317) and
       $2,195 in income taxes, respectively              37,317           5,923
     Gain on sale, net of $0 and
     $84,439 in income taxes, respectively                    -         227,740
                                                    -----------     -----------

Net income                                          $    11,998     $   217,121
                                                    ===========     ===========

Basic and diluted earnings (loss) per share:

     Continuing operations                          $     (0.01)    $     (0.00)

     Discontinued operations                               0.02            0.05
                                                    -----------     -----------

     Net income                                     $      0.01     $      0.05
                                                    ===========     ===========

Weighted average number of
  common shares outstanding                           1,534,066       4,753,560
                                                    ===========     ===========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended September 30, 2004 and 2003


                          Common Stock                    Treasury Stock
                     -------------------             -----------------------
                        Number             Paid-In     Number
                      Of shares   Amount   Capital   of shares     Amount
                     ---------- --------  --------   ---------- ------------
Balance at 9-30-02   14,360,000 $143,600  $723,466          -   $          -

  Purchases of
  treasury stock              -        -         -   12,825,934   (4,232,558)

  Net income                  -        -         -            -            -
                     ----------  -------   -------   ----------   ----------

Balance at 9-30-03   14,360,000  143,600   723,466   12,825,934   (4,232,558)

  Cash dividend
  ($0.36 per common
  share)                      -        -         -            -            -

  Net income                  -        -         -            -            -
                    -----------  -------   -------   ----------   ----------

Balance at 9-30-04   14,360,000 $143,600  $723,466   12,825,934  $(4,232,558)
                    ===========  =======   =======   ==========   ==========


                                    Total
                      Retained  Stockholders'
                      Earnings     Equity
                     ----------  ----------
Balance at 9-30-02   $3,719,403  $4,586,469

  Purchases of
  treasury stock              -  (4,232,558)

  Net income            217,121     217,121
                      ---------   ---------

Balance at 9-30-03    3,936,524     571,032

  Cash dividend
  ($0.36 per common
  share)               (552,264)   (552,264)

  Net income             11,998      11,998
                     ----------   ---------

Balance at 9-30-04   $3,396,258 $    30,766
                     ==========   =========









                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS


                                                           September 30,
                                                     2004              2003
                                                ------------     ------------
Continuing Operations:
Operating Activities
 Loss from continuing operations                 $   (25,319)   $    (16,542)
   Adjustments to reconcile loss
    from continuing operations to net cash
    provided by (used in) operating activities:
       Deferred income taxes                               -           8,612
       Changes in assets and liabilities:
             Income taxes receivable                 (26,722)         66,021
             Accounts payable                           (307)         (1,006)
             Accrued liabilities                       1,800         (56,816)
             Income taxes payable                   (164,800)        164,800
                                                 -----------     -----------
Net cash provided by (used in)
 operating activities                               (215,348)        165,069

Investing Activities
 Proceeds from sales and maturities
  of treasury bills                                  500,000       1,500,000
                                                 -----------     -----------
Net cash provided by investing activities            500,000       1,500,000

Financing Activities
 Purchases of treasury stock                               -      (2,142,558)
 Dividends paid                                     (552,264)              -
                                                 -----------     -----------
Net cash used in financing activities               (552,264)     (2,142,558)
                                                 -----------     -----------

Discontinued operations
 Operating activities                                 37,317       1,985,498
 Investing activities                                      -         110,000
 Financing activities                                      -      (2,090,000)
                                                 -----------     -----------
Cash and cash equivalents provided
 by discontinued operations                           37,317           5,498
                                                 -----------     -----------
Net decrease in cash                                (230,295)       (471,991)
Cash and cash equivalents at beginning of year       243,139         715,130
                                                 -----------     -----------

Cash and cash equivalents at end of year         $    12,844     $   243,139
                                                 ===========     ===========

Supplemental Disclosure of Cash
Flow Information
 Total interest paid                             $         -     $         -
                                                 ===========     ===========

 Total income taxes paid                         $   127,483     $    78,440
                                                 ===========     ===========

     Non-cash  Transactions
     During 2003, the Company exchanged equipment to the Company's former principal shareholder in exchange for shares of the Company, resulting in a gain of $312,179.



                   See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


A.   Nature of Business

Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. In 1995, the Company acquired the advertising division of K Clinics, P.A. ("K Clinics"). The Company previously offered advertising and management services to medical clinics of affiliated companies, but the Company is now a public shell as discussed under discontinued operations below. The Company's corporate offices are located in Irving, Texas.


B.   Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At September 30, 2004 and 2003, the Company had no such cash equivalents

Treasury Bills

Treasury bills are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires treasury bills to be recorded at fair value or amortized cost. The appropriate classification of the treasury bills is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's treasury bills are classified as held-to-maturity as of September 30, 2003. Treasury bills held, as of September 30, 2003 matured on November 6, 2003 and the par value approximated fair value.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued

B.   Summary of Significant Accounting Policies - continued

Revenue Recognition

Revenue is recognized when services are completed and billed.

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

Earnings Per Common Share

The Company accounts for earnings per common share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of Common stock that then shared in the earnings of the Company. The Company had no potential dilutive securities outstanding during fiscal year 2004 or 2003.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair values of income tax receivable, accounts payable and accrued liabilities approximate the carrying amounts due to the relatively short maturity of these instruments. These instruments are not held for trading purposes.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued

C.  Discontinued Operations and Treasury Stock

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

The Company has accounted for its operations as discontinued during the years ended September 30, 2004 and 2003. As a result of the sale of its business, the Company is effectively a "public shell" corporation with no business operations, in the process of searching for an operating business with which to negotiate a "reverse merger".

Summary operating results of the discontinued operations were as follows at September 30:


                                                   2004        2003
                                                 --------    --------

Revenues                                        $       -    $199,966
Costs and expenses                                      -     191,848
                                                 --------    --------
Income from discontinued operations
  before income taxes                                   -       8,118
Income tax expense (benefit)                      (37,317)      2,195
                                                 --------    --------

Income from discontinued operations              $ 37,317    $  5,923
                                                 ========    ========

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued



D.  Income Taxes

Income tax expense (benefit) for the years presented differs from the "expected" federal income tax expense (benefit) computed by applying the U.S. federal statutory rate of 34% to continuing operations as a result of the following:


                                                   2004        2003
                                                 -------     -------

Expected tax expense (benefit)                  $(17,694)   $ (9,071)
State income taxes, net of federal
  income tax benefit                              (2,082)     (1,067)
Other                                             (6,946)          -
                                                 -------     -------


Income tax expense (benefit)                    $(26,722)   $(10,138)
                                                 =======     =======


The income tax expense (benefit) consists of the following at September 30:

                                                    2004        2003
                                                  -------     -------

Current                                         $(26,722)   $(10,138)
Deferred                                               -           -
                                                 -------     -------

Income tax expense (benefit)                    $(26,722)   $(10,138)
                                                 =======     =======

E.  Related Party Transactions

The Company leases its office space on a month-to-month basis from an affiliated company. The amounts paid in 2004 and 2003 were approximately $3,000 and $25,000, respectively.

F.  Risk Concentrations

The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2004 and 2003, the uninsured portion of these deposits approximated none and $160,000. The Company has not experienced any losses with respect to deposits that exceed amounts covered by insurance provided by the FDIC.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         ------------------------------------------------------------
         Compliance with Section 16(A) of the Exchange Act
         -------------------------------------------------

     The executive officers and directors of Alliance Health, Inc. are identified in the following table. The President and Vice President have held the indicated positions with Alliance Health, Inc. since May 19, 1995, and will serve in these offices until their successors are elected and qualified.

     Kenneth Guest, James Kenny, George Nicolaou, M.D. and Mac Martirossian resigned from the Board of Directors on August 10, 2004. Sarkis J. Kechejian, M.D. is the remaining Director. The Directors that resigned had no disagreements with management or company policies. Their resignation was due to the business ceasing active operations.

              NAME                    AGE             POSITION
              ----                    ---             --------

         Sarkis J. Kechejian          66    President, Treasurer

         Sharilyn J. Bruntz Wilson    54    Vice President and Secretary

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

Item 10.  Executive Compensation
--------------------------------

Cash Compensation
-----------------

     For the fiscal year ended September 30, 2004, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $3,500 for the year ended September 30, 2004. For the fiscal year ended September 30, 2003, Dr. Kechejian received no cash remuneration. Ms. Wilson received a salary of $41,617.27 for the year ended September 30, 2003.

Compensation of Directors
-------------------------

     Directors received $750 for one (1) Board of Director's meeting attended for the year ended September 30, 2004. Directors received $750 for each of the three (3) Board of Director's meetings attended for the year ended September 30, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Managers
----------------------------------------------------------------------

     The following information is submitted as of September 30, 2004 with respect to the Company's voting securities owned beneficially by each person known to the Company who owns more than 5% of the Common Stock of the Company, this being the only class of voting securities now outstanding and by all directors and officers of the Company individually and as a group.

         Name and Address of          Amount Bene-            Approximate
         Beneficial Owner           ficially owned            Percent of
                                      Class
         Kechejian Foundation             800,000                 53%

         Nishan J. Kechejian, M.D.        100,000                  7%
         824 Oak St.
         Brockton, MA 02401

         Carl Generes                     124,000                  8%
         4315 W. Lovers Lane
         Dallas, TX  75209

         All directors and officers       810,304                 53%
         as a group (2 persons)

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     As set forth in the Company's financial statements contained in this report, all of the Company's income in 2003 was for services rendered to affiliated companies. The Company's primary customers were S. J. Kechejian, M.D., P.A. and Metroplex Specialties, P.A., all professional corporations wholly owned by S. J. Kechejian, M.D. These companies provide diagnostic and therapeutic medical services to patients suffering from soft tissue injuries generally incurred in automobile or job related accidents.

     The Company's office facilities are leased from a company owned by Dr. Kechejian. The Company leases its office space and equipment on a month to month basis from S. J. Kechejian, M.D., P.A. for which it paid $15,000 for fiscal year ended September 30, 2003 and $3,000 for fiscal year ended September 30, 2004. The Company leased its Dallas MRI facility on a month to month basis from Arax Limited Partnership for which it paid $5,000 for fiscal year ended September 30, 2003. The Ft. Worth MRI facility was leased on a month to month basis from SK Properties for which it paid $5,000 for fiscal year ended September 30, 2003. The General Partner of Arax Limited Partnership is Nishan J. Kechejian, M.D., the brother of Sarkis J. Kechejian. The principal of SK Properties is Sarkis J. Kechejian.

     Effective November 29, 2002, Dr. Kechejian exchanged 6,333,333 shares of common stock of the Company and $110,000 cash from affiliates for all of the operating assets and properties of the Company. Simultaneously, Dr. Kechejian sold the remaining Company shares owned by him and entities that he controls (an aggregate of 4,955,875 shares) for $0.33 per share cash or a total consideration of $1,635,439. See Items 1 and 5 above.

Item 13.  Exhibits and Reports on Form 8-K

          1. Exhibit 2 - Sale of Assets Agreement - incorporated by reference in Form 10-KSB filed December 20, 2002.

          2.  Exhibit 2(a) - Amendment to Sale of Assets Agreement

          3. Exhibit 31 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          4. Exhibit 32 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14.  Principal Accountant Fees and Services
------------------------------------------------

The following table sets forth the approximate aggregate fees billed to us for the years ended September 30, 2004 and 2003 by Whitley Penn:

                                                  2004            2003
                                                -------         -------
        Audit fees (1)                          $12,500         $21,300
        Audit-related fees 92)                       --              --
        Tax fees (3)                              2,000           2,500
        All other fees (4)                      -------         -------

        Total Fees                              $14,500         $23,800

(1) Audit Fees: This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) Audit-Related Fees: This category consists of assurance and related services by Whitley Penn that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees".

(3) Tax Fees: This category consists of professional services rendered by Whitley Penn for tax compliance, tax advice and tax planning.

(4)  All Other Fees:  This category is not applicable at this time.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLIANCE HEALTH, INC.



DATED: December __, 2004           By:/s/ Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President and Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: December __, 2004           By:/s/ Sarkis J. Kechejian, M.D.
                                      Sarkis J. Kechejian, M.D.
                                      President and Treasurer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's independent registered public accounting firm and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's independent registered public accounting firm any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December __, 2004                          /s/Sarkis J. Kechejian, M.D.
                                                     Sarkis J. Kechejian, M.D.
                                                     President and Treasurer

                                                                     Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the annual filing of Alliance Health, Inc. (the "Company") Annual Report on Form 10-KSB for the period ending September 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., President and Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to
(SS) 906 of the Sarbanes-Oxley Act of 2002, that:

          a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

          b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Sarkis J. Kechejian, M.D.
Sarkis J. Kechejian, M.D.
President and Chief Executive Officer


December __, 2004

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's independent registered public accounting firm and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's independent registered public accounting firm any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December __, 2004                           /s/Sharilyn J. Bruntz Wilson
                                                      Sharilyn J. Bruntz Wilson
                                                   Vice President and Secretary

                                                                     Exhibit 32


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the annual filing of Alliance Health, Inc. (the "Company") Annual Report on Form 10-KSB for the period ending September 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sharilyn J. Bruntz Wilson, Vice President and Secretary of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

          a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

          b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary


December __, 2004