Form 10KSB/A
period 2004-09-30
ALLIANCE HEALTH INC
filed 2004-12-28
CIK 822434

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


                              ALLIANCE HEALTH, INC.



DATED:         December 28, 2004               By:/s/ Sarkis J. Kechejian, M.D.
                                                      Sarkis J. Kechejian, M.D.
                                                      President and Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:         December 28, 2004                  /s/ Sarkis J. Kechejian, M.D.
                                                      Sarkis J. Kechejian, M.D.
                                                      President and Treasurer

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

Date:  December 28, 2004                           /s/Sarkis J. Kechejian, M.D.
                                                      Sarkis J. Kechejian, M.D.
                                                      President and Treasurer

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


December 28, 2004

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

Date:  December 28, 2004                        /s/Sharilyn J. Bruntz Wilson
                                                   Sharilyn J. Bruntz Wilson
                                                   Vice President and Secretary

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


December 28, 2004