Form 10QSB
period 2004-12-31
ALLIANCE HEALTH INC
filed 2005-02-14
CIK 822434

                          U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 2004, 1,534,066 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                   PAGE NUMBER

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Report of Independent Registered Public
          Accounting Firm                                               1

          Balance Sheets - December 31, 2004 (unaudited) and
            September 30, 2004 (audited)                                2

          Statements of Operations (unaudited) - Three
            Months Ended December 31, 2004 and 2003                     3

          Statements of Cash Flows (unaudited) - Three
            Months Ended December 31, 2004 and 2003                     4

          Notes to Financial Statements                                 5

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  6

ITEM 3.   Controls and Procedures                                       7


PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                              8

SIGNATURES                                                              9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM








To the Board of Directors and Stockholders of Alliance Health, Inc.


We have reviewed the accompanying balance sheet of Alliance Health, Inc. as of December 31, 2004, and the related statements of operations and cash flows for the three month periods then ended. These interim financial statements are the responsibility of the Company's management.

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




                                             /s/Whitley Penn


Dallas, Texas
February 11, 2005

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS

                                                      December 31, September 30,
                                                         2004           2004
                                                      (Unaudited)    (Audited)
                                                      -----------    ---------

Assets
Current assets:
      Cash and cash equivalents                        $    3,827   $   12,844
      Income taxes receivable                              29,113       26,722
                                                       ----------   ----------

Total assets                                           $   32,940   $   39,566
                                                       ==========   ==========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    $         -   $        -
  Accrued liabilities                                       6,075        8,800
                                                       ----------   ----------

Total current liabilities                                   6,075        8,800
                                                       ----------   ----------


Commitments and contingencies                                   -            -

Stockholders' equity:
   Common stock, $.01 par, 20,000,000
     shares authorized, 14,360,000
     shares issued, 1,534,066 shares
     outstanding                                          143,600      143,600
   Paid-in capital                                        723,466      723,466
   Retained earnings                                    3,392,357    3,396,258
                                                       ----------   ----------
                                                        4,259,423    4,263,324

   Less 12,825,934 shares of stock
         held in treasury, at cost                      4,232,558    4,232,558
                                                       ----------   ----------
Total stockholders' equity                                 26,865       30,766
                                                       ----------   ----------

Total liabilities and stockholders' equity $               32,940   $   39,566
                                                       ==========   ==========



                       See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                            December 31,
                                                      2004               2003
                                                   ----------        -----------
Continuing Operations
Revenue                                           $         0       $         0

General and administrative                              6,292            17,021
  expenses

Other income:
  Interest income                                           0                 0

Income tax expense (benefit)                           (2,391)           (6,468)
                                                  -----------       -----------

      Net income (loss)                           $    (3,901)      $   (10,553)
                                                  ===========       ===========

Net income (loss) per common share                $     (0.00)      $     (0.01)
                                                  ===========       ===========

Weighted average number of
   Shares outstanding                               1,534,066         1,534,066
                                                  ===========       ===========





                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                             STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                December 31,
                                                            2004          2003
                                                         -----------------------
Net income (loss)                                       $  (3,901)    $ (10,553)
   Adjustments to reconcile net income
     net income (loss) to cash used in
     operating activities:
   Income taxes receivable                                 (2,391)       (6,468)
   Accounts payable                                             -          (307)
   Accrued liabilities                                     (2,725)       (4,000)
                                                        ---------     ---------

Net cash used in operating activities                      (9,017)      (21,328)

Investing Activities:
 Proceeds from sales and maturities
  of treasury bills                                             -       500,000
                                                        ---------     ---------

Net cash provided by investing activities                       -       500,000

Net increase (decrease) in cash and                        (9,017)      478,572
  cash equivalents

Cash and cash equivalents at beginning of period           12,844       243,139
                                                        ---------     ---------

Cash and cash equivalents at end of period              $   3,827     $ 721,811
                                                        =========     =========


                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

Note 2.  Organization

     Alliance Health, Inc. (the "Company") was incorporated in Delaware on September 4, 1987. The Company previously offered advertising and management services to medical clinics of affiliated companies. At the present time the Company is a shell corporation with no active operations. The Company's corporate offices are located in Irving, Texas. Dr. Sarkis Kechejian is the President and only Director.

Note 3.  Dividend

     A special cash dividend of $0.36 per share, totaling $552,264 was distributed to all stockholders of record on February 5, 2004.

                              ALLIANCE HEALTH, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND INFORMATION

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

Results of Operations and Financial Condition

     Expenses for the three months ended December 31, 2004 and 2003 included salaries and employee benefits, and other general and administrative costs in the amount of $6,292 and $17,021, respectively.

     A special cash dividend of $0.36 per share, totaling $552,264 was distributed to all shareholders of record on February 5, 2004.

     The Company is continuing to search for a suitable merger candidate.

     A non-binding Letter of Intent has been signed with a potential candidate.

Liquidity and Capital Resources

     The Company had cash of $3,827 at December 31, 2004. There is an income tax receivable of $29,113 due to the filing of an amended tax return for the year ended September 2002.

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




DATED: February 14, 2005             By:  /s/Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  February 14, 2005                         /s/Sarkis J. Kechejian, M.D.
                                                 Sarkis J. Kechejian, M.D.
                                                 President and Treasurer

                                                                    Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly filing of Alliance Health, Inc. (the "Company") quarterly report on Form 10-QSB for the period ending December 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., President and Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

     a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

     b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Sarkis J. Kechejian, M.D.
Sarkis J. Kechejian, M.D.
President and Chief Executive Officer


February 14, 2005

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  February 14, 2005                      /s/Sharilyn J. Bruntz Wilson
                                              Sharilyn J. Bruntz Wilson
                                              Vice President and Secretary



                                                                   Exhibit 32

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly filing of Alliance Health, Inc. (the "Company") quarterly report on Form 10-QSB for the period ending December 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sharilyn J. Bruntz Wilson, Vice President and Secretary of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to
(SS) 906 of the Sarbanes-Oxley Act of 2002, that:


     a. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

     b. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary


February 14, 2005