Form 10QSB
period 2005-06-30
ALLIANCE HEALTH INC
filed 2005-08-02
CIK 822434

                U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2005

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2005, 1,534,066 shares of common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes      No    X

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                                 PAGE NUMBER

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         Report of Independent Registered Public
            Accounting Firm                                            1

          Balance Sheets - June 30, 2005 (unaudited) and
            September 30, 2004 (audited)                               2

         Statements of Operations (unaudited) - Three
            Months and Nine Months Ended June 30, 2005
            and 2004                                                   3

         Statements of Cash Flows (unaudited) - Nine
            Months Ended June 30, 2005 and 2004                        4

         Notes to Financial Statements                                 5

ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 6

ITEM 3.  Controls and Procedures                                       7


PART II  OTHER INFORMATION

ITEM 6.  Exhibits                                                      8

SIGNATURES                                                             9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM








To the Board of Directors and Stockholders of Alliance Health, Inc.


We have reviewed the accompanying balance sheet of Alliance Health, Inc. as of June 30, 2005, and the related statements of operations and cash flows for the three and nine month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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




                                                /s/Whitley Penn


Dallas, Texas
August 2, 2005

                              ALLIANCE HEALTH, INC.

                                 BALANCE SHEETS




                                            June 30,    September 30,
                                             2005            2004
                                          -----------   ------------
                                          (Unaudited)     (Audited)
Assets
Current assets:
  Cash and cash equivalents               $    17,615   $    12,844
  Income taxes receivable                       7,211        26,722
                                            ---------     ---------

Total assets                              $    24,826   $    39,566
                                            =========     =========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payble and
  accrued liabilities                     $     5,825   $     8,800
                                            ---------     ---------

Total current liabilities                       5,825         8,800
                                            ---------     ---------


Commitments and contingencies                       -             -

Stockholders' equity:
   Common stock, $.01 par, 20,000,000
     shares authorized, 14,360,000
     shares issued, 1,534,066 shares
     outstanding                              143,600       143,600
   Paid-in capital                            723,466       723,466
   Retained earnings                        3,384,493     3,396,258
                                            ---------     ---------
                                            4,251,559     4,263,324

   Less 12,825,934 shares of stock
     held in treasury, at cost              4,232,558     4,232,558
                                            ---------     ---------
Total stockholders' equity                     19,001        30,766
                                            ---------     ---------

Total liabilities and stockholders' equity $   24,826   $    39,566
                                            =========    ==========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                   Three Months Ended         Nine Months Ended
                                        June 30,                   June 30,
                                   2005        2004           2005        2004
                                --------     -------        --------    -------

Continuing Operations
Revenue                       $        -    $       -     $       -   $      -

General and administrative
 expenses                          6,404        7,147        18,976     42,991

Other income:
  Interest income                      -            -             -        311

Income tax benefit                (2,433)      (2,716)       (7,211)   (16,337)
                               ---------     --------       -------    -------

  Net income (loss) before
    discontinued operations       (3,971)      (4,431)      (11,765)   (26,343)
                               ---------     --------       -------    -------


Discontinued operations
   Income (loss) from
   discontinued operations             -            -             -     38,466
                               ---------     --------       -------    -------

   Net income (loss)          $   (3,971)  $   (4,431)   $  (11,765)  $ 12,123
                               ---------     --------       -------    -------

Net income (loss) per
 common share                 $     0.00   $     0.00    $    (0.01)  $   0.01
                               =========     ========       =======    =======

Weighted average number
  of common shares
  outstanding                  1,534,066    1,534,066     1,534,066  1,534,066
                              ==========    =========     =========  =========

                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS




                                                          Nine Months Ended
                                                              June 30,
                                                         2005            2004
                                                        -----------------------
Continuing Operations:
Operating Activities:
Loss from continuing operations:                       $ (11,765)     $ (26,343)
    Adjustments to reconcile loss
    from continuing operations to net cash
    provided by (used in) operating activities:
      Changes in assets and liabilities:
       Income taxes receivable and payable                19,511       (182,285)
       Accounts payable and accrued liabilities           (2,975)         1,186
                                                       ---------      ---------

Net cash provided by (used in) operating
 activities                                                4,771       (207,442)

Investing Activities:
  Proceeds from sales and maturities of
    treasury bills                                             -        500,000
                                                       ---------      ---------

Net cash provided by investing activities                      -        500,000

Financing Activities:
  Dividends paid                                               -       (552,264)
                                                       ---------      ---------

Net cash used in financing activities                          -       (552,264)

Discontinued Operations:
  Operating activities                                         -         38,466
  Investing activities                                         -              -
  Financing activities                                         -              -
                                                       ---------      ---------

Net cash provided by discontinued operations                   -         38,466

Net increase (decrease) in cash and                        4,771       (221,240)
  cash equivalents
Cash and cash equivalents at
  beginning of period                                     12,844        243,139
                                                       ---------      ---------
Cash and cash equivalents at end of period             $  17,615      $  21,899
                                                       =========      =========



                 See accompanying notes to financial statements.

                              ALLIANCE HEALTH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

Results of Operations and Financial Condition

     Expenses for the nine months ended June 30, 2005 and 2004 included salaries and employee benefits, and other general and administrative costs in the amount of $18,976 and $42,991, respectively.

     A special cash dividend of $0.36 per share, totaling $552,264 was distributed to all shareholders of record on February 5, 2004.

     The Company is continuing to search for a suitable merger candidate.

     A non-binding Letter of Intent has been signed with a potential candidate.

Liquidity and Capital Resources

     The Company had cash of $17,615 at June 30, 2005.

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




DATED: August 2, 2005                By:  /s/Sarkis J. Kechejian, M.D.
                                          Sarkis J. Kechejian, M.D.
                                          President, Director and
                                          Treasurer

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

Date:  August 2, 2005                              /s/Sarkis J. Kechejian, M.D.
                                                   Sarkis J. Kechejian, M.D.
                                                   President and Treasurer

                                                                    Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly filing of Alliance Health, Inc. (the "Company") quarterly report on Form 10-QSB for the period ending June 30, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sarkis J. Kechejian, M.D., President and Chief Executive Officer of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to
(SS) 906 of the Sarbanes-Oxley Act of 2002, that:

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


August 2, 2005

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

Date:  August 2, 2005                             /s/Sharilyn J. Bruntz Wilson
                                                  Sharilyn J. Bruntz Wilson
                                                  Vice President and Secretary

                                                                    Exhibit 32


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly filing of Alliance Health, Inc. (the "Company") quarterly report on Form 10-QSB for the period ending June 30, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sharilyn J. Bruntz Wilson, Vice President and Secretary of the Company, certify, pursuant to the 18 U.S.C. (SS) 1350, as adopted pursuant to (SS) 906 of the Sarbanes-Oxley Act of 2002, that:

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


August 2, 2005