Form 10KSB
period 2005-09-30
ALLIANCE HEALTH INC
filed 2007-10-15
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number: 33-17387

                              Alliance Health, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                               75-2192377
(State of incorporation)                                (IRS Employer ID Number)

                    421 E. Airport Freeway, Irving, TX 75062
               (Address of principal executive offices) (Zip Code)

                                 (972) 255-5533
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act - None

        Securities registered under Section 12(g) of the Exchange Act: -
                              Common Stock - None

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The issuer's revenues for the fiscal year ended September 30, 2005 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of October 11, 2007 was approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of October 11, 2007, there were 1,534,066 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                              ALLIANCE HEALTH, INC.
                FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2005

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Description of Business                                            3
Item 2   Description of Property                                           12
Item 3   Legal Proceedings                                                 13
Item 4   Submission of Matters to a Vote of Security Holders               13

PART II

Item 5   Market for Company's Common Stock and Related Stockholders
          Matters                                                          13
Item 6   Management's Discussion and Analysis or Plan of Operation         13
Item 7   Financial Statements                                              15
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                          15
Item 8A  Controls and Procedures                                           16

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act              17
Item 10  Executive Compensation                                            18
Item 11  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                18
Item 12  Certain Relationships and Related Transactions                    19
Item 13  Exhibits and Reports on 8-K                                       19
Item 14  Principal Accountant Fees and Services                            20

SIGNATURES                                                                 21

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND HISTORICAL OPERATIONS

Alliance Health, Inc. (Company) was incorporated on September 4, 1987 as K Resources, Inc. in accordance with the Laws of the State of Delaware as a wholly-owned subsidiary of K Med Centers, Inc. (K Med). The Company changed its corporate name to Alliance Health, Inc. on or about June 26, 1989.

In December 1987, pursuant to a Registration Statement under the Securities Act of 1933, as amended, on Form S-1, approximately 680,500 shares of the Company's common stock were distributed to the holders of record on September 30, 1987 of K Med common stock.

On June 26, 1989, pursuant to a Stock Purchase Agreement, the Company sold an aggregate 1,800,000 shares of the Company's common stock for $140,000 cash and certain leasehold improvements valued at $40,000. The sale of these shares by the Company were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof for non-public offerings. This transaction closed on June 30, 1989.

The Company had no business activity until July 1989 at which time it began to operate, through its wholly owned subsidiary, Alliance KMC, Inc., one medical clinic in Dallas, Texas, which it closed the same year.

On May 12, 1995, the Company acquired the marketing division of K Clinics, P.A. (K Clinics), from K Clinics, an affiliate of the Company. This marketing operation will continue to contract to perform advertising and marketing services for 19 medical clinics operated as or for S. J. Kechejian, M.D., P.A., Aldine Medical Associates, Metroplex Specialties, P.A. and/or Metro Pharmacy, Inc., located throughout the Dallas/Ft. Worth Metroplex and East Texas. Sarkis
J. Kechejian, M.D. (Dr. Kechejian) is the President and principal shareholder of the Company. He is also the sole owner of K Clinic Administration, S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc. and Metroplex Specialties, P.A.

Between 1995 and 1999, the Company acquired an MRI unit which was located in Dallas, Texas, another MRI unit which was located in Ft. Worth, Texas and a third MRI unit which was mounted in a tractor-trailer combination. Each MRI unit was leased to Metroplex Specialties, Inc., an affiliate of the Company through common ownership and control. In 1998, the Company acquired an additional MRI unit which was leased to Aldine Medical Associates at a rate of $125 per scan. On December 31, 2000, Aldine Medical merged with S. J. Kechejian, M. D., P. A., and canceled their management service contract with Alliance Health, Inc.

On October 28, 2002, the Company agreed to sell its operating property and equipment to Dr. Kechejian for 6,333,333 shares of the Company's common stock and $110,000 in cash. The sale was consummated on November 29, 2002.

On November 29, 2002, Dr. Kechejian also sold an additional aggregate 4,955,875 shares of the Company's common stock for $0.33 per share cash or a total consideration of $1,635,439.

A special cash dividend of $0.36 per share, or approximately $552,264, was distributed to all shareholders of record on February 5, 2004.

As a result of these transactions, the Company has no business operations. Its only assets are cash and cash items.

CURRENT STATUS

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

The Company's equity securities are currently not being traded on either the NASDAQ Electronic Bulletin Board or the Pink Sheets.

Since the disposition of all operating assets and operations in September 1996, the Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into a transaction if: The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     * Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     * The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     * Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     * Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     *    The extent to which the business opportunity can be advanced;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     * The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     * The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "B" tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since 1996. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

TYPE OF BUSINESS TO BE ACQUIRED

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

ONLY ONE DIRECTOR AND OFFICER

Because management consists of only one person, while seeking a business combination, Sarkis J. Kechejian, M. D., the Company's President, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Kechejian anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Kechejian has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Kechejian. The loss of the services of Mr. Kechejian would adversely affect development of the Company's business and its likelihood of continuing operations.

DEPENDENCE UPON MANAGEMENT, LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officer and director. He has other business interests to which he currently devotes attention and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgement in a manner which is consistent with his fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider his own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

REGULATION OF PENNY STOCKS

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (c) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITIES AND/OR COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-KSB, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10-SB filings. The
Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

LIMITED OR NO PUBLIC MARKET EXISTS

There is currently a limited public market for the Company's common stock, via the "Pink Sheets" and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

REGISTRATION OF SHARES IS REQUIRED

It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements. The Company will make appropriate provisions under the Securities Act of 1933 to register the Company's shares for resale."

BLUE SKY CONSIDERATION

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

ADDITIONAL RISKS DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 421 E. Airport Freeway, Irving, TX 75062. The Company's telephone number there is (972) 255-5533. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR TRADING

The Company's common stock has been assigned the symbol "ALNH". However, to the best of management's knowledge, the Company's securities are not currently trading and have not experienced any trades over the past several years.

As of October 11, 2007, there were approximately 323 shareholders of record of the Company's common stock

TRANSFER AGENT

The Company operates as its own transfer agent.

REPORTS TO STOCKHOLDERS

The Company plans to furnish its stockholders with an annual report for each fiscal year ending September 30 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

DIVIDEND POLICY

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain all earnings, if any, to support future growth and expansion.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

None

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company had no revenue for the respective years ended September 30, 2005 and 2004, respectively.

During the respective years ended September 30, 2005 and 2004, the Company incurred general and administrative expenses of approximately $28,500 and $51,700, including professional fees of approximately $16,000 and $30,000. Also included in these charges are approximately $12,000 and $3,000 in charges for office and related overhead expenses charged by an affiliate of the Company which is controlled by the Company's majority shareholder.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2005 and 2004, the Company had working capital of approximately $(141,000) and $(139,000).

In 2005, the Company was the subject of an audit of its Form 1120-U. S. Corporation Income Tax Return for the year ended September 30, 2003. As a result of this audit, it was discovered that certain errors in interpretation were made by the Company's former independent certified public accounting firm related to the recognition of gains and losses on the sale of fixed assets and operating activities to various entities controlled by the Company's controlling shareholder. As a result of this audit, the Company was assessed an additional approximate $143,447 in Federal Income Taxes, plus interest through the payment date of approximately $23,000. The Company paid the assessment in August 2006 with the proceeds of a loan payable to an affiliate of the Company's controlling shareholder. The Company filed litigation against the Company's former independent certified public accounting firm and recovered the interest assessment of approximately $23,000 in January 2007.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

PLAN OF BUSINESS

GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported in its Current Report on Form 8-K, dated December 15, 2005, the Company received a letter from the Internal Revenue Service; (IRS) claiming that the Company owed $206,368 additional taxes for its fiscal year ended September 30, 2003. The IRS contended that the Company incorrectly accounted for the sale of substantially all of its assets to affiliated parties in Fiscal 2003 and, accordingly, had underreported its taxable income resulting in the alleged additional $206,368 in taxes, penalty and interest. At the time of this claim, the Company had no assets and a small amount of cash.

In May 2006, the Company agreed to pay the IRS $166,498 in full settlement of the IRS tax deficiency claim against the Company in connection with its 2003 tax return. The Company borrowed the $166,498 to pay the IRS from its President and principal shareholder, S. J. Kechejian, M.D.

In January 2007, the Company and Whitley Penn LLP, which had prepared the Company's 2003 tax return, entered into a Release and Settlement Agreement that settled the Company's claim against Whitley Penn LLP. Because of this matter, Whitley Penn LLP then advised the Company that Whitley Penn LLP could no longer serve as the Company's independent registered public accounting firm. On January 15, 2007, Whitley Penn resigned as the Company's independent registered public accounting firm.

Whitley Penn LLP issued its report on the Company's financial statements for the Company's 2003 and 2004 fiscal years. Neither report contained an adverse opinion nor disclaimer of opinion or was modified as to audit scope or accounting principles. The 2004 report did include a paragraph related to the uncertainty of the Company to continue as a going concern.

The Company did not have any disagreement with Whitley Penn LLP other than described above concerning its 2003 tax return.

During the Company's two most recent fiscal years (ended September 30, 2004 and 2003) and from October 1, 2004 to January 15, 2007, there were no disagreements with Whitley Penn LLP on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's two most recent fiscal years (ended September 30, 2004 and 2003) and from October 1, 2004 to the date of our filing a Current Report on Form 8-K/A filed on or about June 22, 2007.

On August 28, 2007, as a result of the aforementioned actions, the Company's Board of Directors and Senior Management authorized the engagement of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company's new independent auditors. The Company did not consult with SWHCPA at any time prior to the issuance of SWHCPA's engagement letter dated August 28, 2007 or subsequent thereto, including the Company's two most recent fiscal years ended September 30, 2005 and 2004, and the subsequent interim periods through the date of this Report, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                (Remainder of this page left blank intentionally)

                                    PART III

ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

           Name                    Age             Position Held and Tenure
           ----                    ---             ------------------------

Sarkis J. Kechejian, M. D.         69                President, Treasurer,
                                                  Chief Executive Officer and
                                                    Chief Financial Officer

Sharilyn J. Bruntz Wilson          56               Vice President and Secretary

The  directors  named  above will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month, in the aggregate. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

Sarkis J. Kechejian, M. D. is the President, Treasurer, Sole Director, Chief Executive Officer and Chief Financial Officer of the company. Additionally, Dr. Kechejian is also president and sole owner of S. J. Kechejian, M.D., P.A., Metro Pharmacy, Inc. and Metroplex Specialties, P.A., all affiliated entities of the Company.

Sharilyn J. Bruntz Wilson is the Vice President and Secretary of the Company. Ms. Wilson also serves as the Chief Financial Officer of S. J. Kechejian, M.D., P.A. and was Secretary/Treasurer of K Med Centers, Inc. from January, 1987 until December, 1991. Prior to that time, for over five years, she was a Legal Assistant with several law firms.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company.

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended September 30, 2005, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

CONFLICTS OF INTEREST

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 10 - EXECUTIVE COMPENSATION

Since the stoppage of operations in 1996, management of the Company requires less than four (4) hours per calendar quarter. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                    % of Class
  Name and address               Number of Shares         Beneficially Owned
  ----------------               ----------------         ------------------

Sarkis J. Kechejian, M.D.            796,000 (1)                51.89%
421 E. Airport Freeway
Irving, TX  75062

Nishan J. Kechejian, M.D.            102,300 (2)                 6.67%
824 Oak St.
Brockton, MA 02401

Carl Generes                         124,000                     8.08%
4358 Shady Bend
Dallas, TX 75244

                                    % of Class
  Name and address               Number of Shares         Beneficially Owned
  ----------------               ----------------         ------------------

Sharilyn J. Bruntz Wilson
421 E. Airport Freeway
Irving, TX 75062                      10,309                     0.67%

All directors and officers           806,309                    52.56%
as a group (2 persons)

----------
(1) Includes shares held in the name of Kechejian Foundation (350,000 shares), Kechejian Trust (100,000 shares), Sarkis J. Kechejian Trust (246,000 shares) and Laura Kechejian Trust (100,000 shares).
(2) Includes shares registered in the name of 24 separate individuals utilizing the same mailing address. Other than Nishan J. Kechejian (100,000 shares), no other affiliated individual owns more than 100 shares.

Sarkis J. Kechejian and Nishan J. Kechejian are brothers.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company currently maintains a mailing address at 421 E. Airport Freeway, Irving, TX 75062. The Company's telephone number there is (972) 255-5533. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

During Fiscal 2005 and 2004, respectively, the Company was charged approximately $12,000 and $3,000 in charges for office and related overhead expenses by S. J. Kechejian, M. D., P. A., an affiliate of the Company which is controlled by the Company's majority shareholder.

In prior periods, the Company had related party transactions for services provided to either S. J. Kechejian, M.D., P.A., Aldine Medical Associates, Metroplex Specialties, P.A. and/or Metro Pharmacy, Inc., all affiliates of the Company through common ownership and/or control.

In prior periods, the Company leased its Dallas MRI facility on a month to month basis from Arax Limited Partnership. The General Partner of Arax Limited Partnership is Nishan J. Kechejian, M.D., the brother of Sarkis J. Kechejian.

In prior periods, the Company leased its Ft. Worth MRI facility on a month to month basis from SK Properties . The principal of SK Properties is Sarkis J. Kechejian.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

   None


                (Remainder of this page left blank intentionally)

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to the Company's then principal accountant, Whitley Penn, LLP, were as follows:

                                  Year ended           Year ended
                                 September 30,        September 30,
                                     2005                 2004
                                   -------              -------
     1. Audit fees                 $17,053              $21,500
     2. Audit-related fees              --                   --
     3. Tax fees                        --                   --
     4. All other fees                  --                   --
                                   -------              -------

          Totals                   $17,053              $21,500
                                   =======              =======

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of S. W. Hatfield, CPA, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the appropriate Statement(s) on Auditing Standards.

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2005 and 2004 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2005 for filing with the U. S. Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


                (Remainder of this page left blank intentionally)


              (Financial statements follow, beginning on Page F-1)

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

FINANCIAL STATEMENTS

   Balance Sheets as of September 30, 2005 and 2004                          F-3

   Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2005 and 2004                         F-4

   Statement of Changes in Stockholders' Deficit
     for the years ended September 30, 2005 and 2004                         F-5

   Statements of Cash Flows
     for the years ended September 30, 2005 and 2004                         F-6

   Notes to Financial Statements                                             F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Alliance Health, Inc.

We have audited the  accompanying  balance  sheets of Alliance  Health,  Inc. (a
Delaware corporation) (Company) as of September 30, 2005 and 2004 and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the years ended September 30, 2005 and 2004, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2005 and 2004 and the results of its operations and cash flows for each of the years ended September 30, 2005 and 2004, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and may become dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note D. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                              /s/ S. W. Hatfield, CPA
                                              -----------------------------
                                              S. W. HATFIELD, CPA

Dallas, Texas
September 6, 2007

                              ALLIANCE HEALTH, INC.
                                 BALANCE SHEETS
                           September 30, 2005 and 2004

                                                                                        (Restated)
                                                                    September 30,       September 30,
                                                                        2005                2004
                                                                     ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $   9,825           $  12,844
                                                                     ---------           ---------

      TOTAL CURRENT ASSETS                                           $   9,825           $  12,844
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                          $      --           $      --
   Accrued liabilities                                                   7,575               8,800
   Income taxes payable                                                143,447             143,447
                                                                     ---------           ---------

      TOTAL CURRENT LIABILITIES                                        151,022             152,247
                                                                     ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
     1,000,000 shares authorized
     None issued and outstanding                                            --                  --
   Common stock - $0.01 par value
     20,000,000 shares authorized
     1,534,066 shares issued and outstanding                            15,341              15,341
   Additional paid-in capital                                               --                  --
   Accumulated deficit                                                (156,538)           (154,744)
                                                                     ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                     (141,197)           (139,403)
                                                                     ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   9,825           $  12,844
                                                                     =========           =========


   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended September 30, 2005 and 2004

                                                                                           (Restated)
                                                                      Year ended           Year ended
                                                                     September 30,        September 30,
                                                                         2005                 2004
                                                                      ----------           ----------
REVENUES                                                              $       --           $       --
                                                                      ----------           ----------
OPERATING EXPENSES
   Professional fees                                                      16,078               30,050
   General and administrative expense                                     12,438               21,627
                                                                      ----------           ----------
      TOTAL OPERATING EXPENSES                                            28,516               51,677
                                                                      ----------           ----------

LOSS FROM OPERATIONS                                                     (28,516)             (51,677)

OTHER INCOME (EXPENSE)
   Interest income                                                            --                  311
   Interest expense                                                           --               (1,147)
                                                                      ----------           ----------

LOSS BEFORE INCOME TAXES                                                 (28,516)             (52,513)

PROVISION FOR INCOME TAXES                                                26,722             (143,447)
                                                                      ----------           ----------

NET LOSS BEFORE DISCONTINUED OPERATIONS                                   (1,794)            (195,960)

DISCONTINUED OPERATIONS
   Income from discontinued operations, net of
    income tax benefit of $-0- and $37,789, respectively                      --               37,789
                                                                      ----------           ----------

NET LOSS                                                                  (1,794)            (158,171)

OTHER COMPREHENSIVE INCOME                                                    --                   --
                                                                      ----------           ----------

COMPREHENSIVE LOSS                                                    $   (1,794)          $ (158,171)
                                                                      ==========           ==========
Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted
   From continuing operations                                         $     0.00           $    (0.13)
   From discontinued operations                                             0.00                 0.02
                                                                      ----------           ----------
      Total                                                           $     0.00           $    (0.11)
                                                                      ==========           ==========

Weighted-average number of common shares outstanding                   1,534,066            1,534,066
                                                                      ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years ended September 30, 2005 and 2004


                                          Common Stock          Additional                      Treasury
                                     ---------------------       paid-in       Accumulated        stock-
                                     Shares         Amount       capital         Deficit         at cost          Total
                                     ------         ------       -------         -------         -------          -----
BALANCES AT OCTOBER 1, 2003,
 AS ORIGINALLY REPORTED            14,360,000     $ 143,600     $ 723,466      $ 3,936,524     $(4,232,558)     $ 571,032

Reclassification of gain
 reported on sale of
 assets to related party                   --            --       227,740         (227,740)             --             --

Retirement of treasury
 stock to unissued status         (12,825,934)     (128,259)     (951,206)      (3,153,093)      4,232,558             --
                                  -----------     ---------     ---------      -----------     -----------      ---------
BALANCES AT OCTOBER 1, 2003,
 AS RESTATED                        1,534,066        15,341            --          555,691              --        571,032

Payment of cash
 dividend on common stock                  --            --            --         (552,264)             --       (552,264)

Net loss for the year                      --            --            --         (158,171)             --       (158,171)
                                  -----------     ---------     ---------      -----------     -----------      ---------
BALANCES AT SEPTEMBER 30, 2004      1,534,066        15,341            --         (154,744)             --       (139,403)

Net loss for the year                      --            --            --           (1,794)             --         (1,794)
                                  -----------     ---------     ---------      -----------     -----------      ---------

BALANCES AT SEPTEMBER 30, 2005      1,534,066     $  15,341     $      --      $  (156,538)    $        --      $(156,538)
                                  ===========     =========     =========      ===========     ===========      =========


   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended September 30, 2005 and 2004

                                                                Year ended         Year ended
                                                               September 30,      September 30,
                                                                   2005               2004
                                                                 --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                         $ (1,794)          $(158,171)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
       Depreciation and amortization                                   --                  --
       Increase (Decrease) in
         Accounts payable and other accrued liabilities            (1,225)              1,493
         Income taxes payable                                          --             (21,353)
                                                                 --------           ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (3,019)           (178,031)
                                                                 --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                   --                  --
                                                                 --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                                                 --            (552,264)
                                                                 --------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              --            (552,264)
                                                                 --------           ---------

INCREASE (DECREASE) IN CASH                                        (3,019)           (730,295)

Cash at beginning of year                                          12,844             743,139
                                                                 --------           ---------

CASH AT END OF YEAR                                              $  9,825           $  12,844
                                                                 ========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                    $     --           $   1,147
                                                                 ========           =========
   Income taxes paid (refunded) for the year                     $(26,722)          $ 127,011
                                                                 ========           =========


   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


NOTE A - DESCRIPTION OF BUSINESS

Alliance Health, Inc. (Company), was incorporated on September 4, 1987 in accordance with the Laws of the State of Delaware.

In 1995, the Company acquired the advertising division of K Clinics, P. A., an entity owned by the Company's majority shareholder, for the purpose of offering advertising and management services to various medical clinics affiliated by common ownership.

During the year ended September 30, 2003, the Company sold all operating activities and assets to various entities owned and/or controlled by the Company's majority shareholder. Since that transaction, the Company has had no operations or significant assets.

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has adopted a year-end of September 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

NOTE C - GOING CONCERN UNCERTAINTY

The Company has nominal cash on hand, has no operating assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it's business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2005 and 2004


NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

4.   Income (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At September 30, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2005 and 2004


NOTE E - DISCONTINUED OPERATIONS AND TREASURY STOCK

S.J. Kechejian, M.D., P.A. (Principal Stockholder) cancelled the agreement with the Company for advertising and management services effective August 31, 2002. The Company had no other specific business plan in place at the time the agreement was cancelled and the Board of Directors elected to discontinue operations and sell the Company's assets to its Principal Stockholder in consideration for $110,000 in cash and 6,333,333 shares of the Company's common stock.

In December  2002,  the Company also purchased  4,955,875  additional  shares of
Company's common stock from the Company's Principal Stockholder and the Principal Stockholder's related trusts and foundations for an aggregate consideration of $1,635,439.

In March 2003, the Company purchased 1,536,726 shares of the Company's common stock from miscellaneous stockholders for an aggregate consideration of $507,119. The Company cancelled these shares and returned them to unissued status as of September 30, 2003. In accordance with accounting principles generally accepted in the United States of America, this retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at approximately $128,259, which equals the par value of the shares; a reduction of additional paid-in capital of approximately $951,206; and a reduction of retained earnings of $3,153,093.

The Company has accounted for its operations as discontinued during the years ended September 30, 2004 and 2003 As a result of the sale of its business, the Company is effectively a "public shell" corporation with no business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger".

Summary operating results of the discontinued operations were as follows:

                                                                Year ended        Year ended
                                                               September 30,     September 30,
                                                                   2005              2004
                                                                 --------          --------
Revenues                                                         $     --          $     --
Costs and expenses                                                     --                --
                                                                 --------          --------

Income from discontinued operations before income taxes                --                --
Income tax expense (benefit)                                           --           (37,317)
                                                                 --------          --------

Income from discontinued operations                              $     --          $ 37,317
                                                                 ========          ========

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2005 and 2004


NOTE G - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended September 30, 2005 and 2004, respectively, the Company maintained deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended September 30, 2005 and 2004, respectively, are as follows:

                                   Year ended                Year ended
                                  September 30,             September 30,
                                      2005                      2004
                                    ---------                 --------
     Federal:
       Current                      $ (26,722)                $105,658
       Deferred                            --                       --
                                    ---------                 --------
                                      (26,722)                 105,658
                                    ---------                 --------
     State:
       Current                             --                       --
       Deferred                            --                       --
                                    ---------                 --------
                                           --                       --
                                    ---------                 --------

       Total                        $      --                 $     --
                                    =========                 ========

In 2005, the Company was the subject of an audit of its Form 1120-U. S. Corporation Income Tax Return for the year ended September 30, 2003. As a result of this audit, it was discovered that certain errors in interpretation were made by the Company's former independent certified public accounting firm related to the recognition of gains and losses on the sale of fixed assets and operating activities to various entities controlled by the Company's controlling shareholder. As a result of this audit, the Company was assessed an additional approximate $143,447 in Federal Income Taxes, plus interest through the payment date of approximately $23,000. The Company paid the assessment in August 2006 with the proceeds of a loan payable to an affiliate of the Company's controlling shareholder. The Company filed litigation against the Company's former independent certified public accounting firm and recovered the interest assessment of approximately $23,000 in January 2007.

The Company's income tax expense (benefit) for each of the years ended September 30, 2005 and 2004, respectively, are as follows:

                                                                 Year ended         Year ended
                                                                September 30,      September 30,
                                                                    2005               2004
                                                                  --------           ---------
Statutory rate applied to income before income taxes              $ (9,695)          $ (17,854)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                    --                  --
  IRS Assessment related to audit of Form 1120
   for the year ended September 30, 2003                                --             143,337
  Tax refund received on carryback of net operating loss           (26,722)            (37,789)
  Other, including reserve for
   deferred tax asset and application
   of net operating loss carryforward                                9,695              17,854
                                                                  --------           ---------

     Income tax expense                                           $(26,722)          $ 105,658
                                                                  ========           =========

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2005 and 2004


NOTE H - INCOME TAXES - CONTINUED

The Company has no temporary differences as of either of the years ended September 30, 2005 and 2004, respectively.

NOTE I - COMMON STOCK TRANSACTIONS

In February 2004, the Company declared and paid an aggregate dividend of approximately $552,264 on the then issued and outstanding shares of common stock.

NOTE J - RELATED PARTY TRANSACTIONS

The Company utilizes office space and has certain office support expenses provided by an affiliated company on a month-to-month basis. During each of the years ended September 30, 2005 and 2004, respectively, the Company paid approximately $12,000 and $3,000 for these services.



                (Remainder of this page left blank intentionally)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        ALLIANCE HEALTH, INC.


Dated: October 11, 2007                 By: /s/ Sarkis J. Kechejian
       ----------------                    -------------------------------------
                                                             Sarkis J. Kechejian
                                             Sole Director, President, Treasurer
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

                                        ALLIANCE HEALTH, INC.


Dated: October 11, 2007                 By: /s/ Sarkis J. Kechejian
       ----------------                    -------------------------------------
                                                             Sarkis J. Kechejian
                                             Sole Director, President, Treasurer
                                                     Chief Executive Officer and
                                                         Chief Financial Officer


Dated: October 11, 2007                 By: /s/ Sharilyn J. Bruntz Wilson
       ----------------                    ------------------------------------
                                                       Sharilyn J. Bruntz Wilson
                                                    Vice President and Secretary