Form 10QSB
period 2005-12-31
ALLIANCE HEALTH INC
filed 2007-10-15
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2005

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

                                 (972) 255-5533
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 11, 2007: 1,534,066

Transitional Small Business Disclosure Format (check one):YES [ ] NO [X]

                              ALLIANCE HEALTH, INC.

               Form 10-QSB for the Quarter ended December 31, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   13

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ALLIANCE HEALTH, INC.
                                  BALANCE SHEET
                                December 31, 2005

                                   (UNAUDITED)

                                                                    December 31,
                                                                       2005
                                                                     ---------

                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                      $   6,075
                                                                     ---------

      TOTAL ASSETS                                                   $   6,075
                                                                     =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                          $      --
   Other accrued liabilities                                             5,625
   Federal income taxes payable                                        143,447
                                                                     ---------

      TOTAL LIABILITIES                                                149,072
                                                                     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
    1000,000 shares authorized
    None issued and outstanding - Common stock - $0.01 par value
    20,000,000 shares authorized
    1,534,066 shares issued and outstanding                             15,341
   Additional paid-in capital                                               --
   Accumulated deficit                                                (158,338)
                                                                     ---------

      TOTAL STOCKHOLDERS' DEFICIT                                     (142,997)
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   6,075
                                                                     =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended December 31, 2005 and 2004

                                   (UNAUDITED)

                                                                     Three months         Three months
                                                                        ended                ended
                                                                      December 31,         December 31,
                                                                         2005                 2004
                                                                      ----------           ----------
REVENUES                                                              $       --           $       --
                                                                      ----------           ----------
OPERATING EXPENSES
   General and administrative expense                                      1,800                6,292
                                                                      ----------           ----------
      TOTAL OPERATING EXPENSES                                             1,800                6,292
                                                                      ----------           ----------

LOSS FROM OPERATIONS AND BEFORE INCOME TAXES                              (1,800)              (6,292)

PROVISION FOR INCOME TAXES                                                    --                2,391
                                                                      ----------           ----------

NET LOSS                                                                  (1,800)              (3,901)

OTHER COMPREHENSIVE INCOME                                                    --                   --
                                                                      ----------           ----------

COMPREHENSIVE LOSS                                                    $   (1,800)          $   (3,901)
                                                                      ==========           ==========

Loss per weighted-average share of common stock outstanding,
 computed on net loss - basic and fully diluted                       $     0.00           $     0.00
                                                                      ==========           ==========

Weighted-average number of common shares outstanding                   1,534,066            1,534,066
                                                                      ==========           ==========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2005 and 2004

                                                                 Three months       Three months
                                                                    ended              ended
                                                                  December 31,       December 31,
                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $ (1,800)          $ (3,901)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                      --                 --
      (Increase) Decrease in
         Income Tax receivable                                           --             (2,391)
      Increase (Decrease) in
         Accounts payable and other accrued liabilities              (1,950)            (2,755)
         Income taxes payable                                            --                 --
                                                                   --------           --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (3,750)            (9,017)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (3,750)            (9,017)

Cash at beginning of period                                           9,875             12,844
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  6,075           $  3,827
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $     --           $     --
                                                                   ========           ========
   Income taxes paid (refunded) for the period                     $     --           $     --
                                                                   ========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended September 30, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2006.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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

2. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

3. Income (Loss) per share

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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. Income (Loss) per share - continued

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

     At December 31, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


NOTE G - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the periods ended December 31, 2005 and 2004, respectively, the Company maintained deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2005 and 2004, respectively, are as follows:

                            Three months      Three months
                               ended             ended
                             December 31,      December 31,
                                2005              2004
                              -------           -------
     Federal:
       Current                $    --           $(2,391)
       Deferred                    --                --
                              -------           -------
                                   --            (2,391)
                              -------           -------
     State:
       Current                     --                --
       Deferred                    --                --
                              -------           -------
                                   --                --
                              -------           -------

       Total                  $    --           $(2,391)
                              =======           =======

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

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2005 and 2004, respectively, are as follows:

                                                                Three months      Three months
                                                                   ended             ended
                                                                 December 31,      December 31,
                                                                    2005              2004
                                                                  -------           -------
Statutory rate applied to income before income taxes              $  (600)          $(2,100)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --                --
  Tax refund received on carryback of net operating loss               --            (2,391)
  Other, including reserve for
   deferred tax asset and application
   of net operating loss carryforward                                 600             2,100
                                                                  -------           -------

      Income tax expense (benefit)                                $    --           $(2,391)
                                                                  =======           =======

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


NOTE H - INCOME TAXES - CONTINUED

The Company's only temporary differences as of December 31, 2005 relates solely to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2005 is nominal and not material to the accompanying financial statements.

NOTE I - RELATED PARTY TRANSACTIONS

In prior periods, the Company utilized certain office space and had certain office support expenses provided by an affiliated company on a month-to-month basis. During each of the years ended September 30, 2006 and 2005, respectively, the Company paid approximately $-0- and $12,000 for these services.



                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended December 31, 2005 and 2004, respectively.

General and administrative expenses for the three month periods ended December 31, 2005 and 2004 were related to the maintenance of the corporate entity since the adoption of the Company's current business plan. The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective three month periods ended December 31, 2005 and 2004were $-0- and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  December  31,  2005,  the  Company  had  working  capital  of  approximately
$(136,900).

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

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the

Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(3) LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALLIANCE HEALTH, INC.


Dated: October 11, 2007                     /s/ Sarkis J. Kechejian, M. D.
       ----------------                     ------------------------------------
                                                      Sarkis J. Kechejian, M. D.
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director