Form 10QSB
period 2006-06-30
ALLIANCE HEALTH INC
filed 2007-10-15
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2006

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

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              ALLIANCE HEALTH, INC.

                 Form 10-QSB for the Quarter ended June 30, 2006

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ALLIANCE HEALTH, INC.
                                  BALANCE SHEET
                                  June 30, 2006

                                   (UNAUDITED)

                                                                      June 30,
                                                                        2006
                                                                      ---------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                       $   5,440
                                                                      ---------

      TOTAL ASSETS                                                    $   5,440
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                           $     240
   Other accrued liabilities                                              8,520
   Federal income taxes payable                                         143,447
                                                                      ---------

      TOTAL LIABILITIES                                                 152,207
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
    1000,000 shares authorized
    None issued and outstanding - Common stock - $0.01 par value
    20,000,000 shares authorized
    1,534,066 shares issued and outstanding                              15,341
   Additional paid-in capital                                                --
   Accumulated deficit                                                 (162,108)
                                                                      ---------

      TOTAL STOCKHOLDERS' DEFICIT                                      (146,767)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   5,440
                                                                      =========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended June 30, 2006 and 2005

                                   (UNAUDITED)

                                         Nine months          Nine months          Three months         Three months
                                            ended                ended                ended                ended
                                           June 30,             June 30,             June 30,             June 30,
                                             2006                 2005                 2006                 2005
                                          ----------           ----------           ----------           ----------
REVENUES                                  $       --           $       --           $       --           $       --
                                          ----------           ----------           ----------           ----------
OPERATING EXPENSES
   General and administrative expense          5,570               18,976                1,800                6,404
                                          ----------           ----------           ----------           ----------
      TOTAL OPERATING EXPENSES                 5,570               18,976                1,800                6,404
                                          ----------           ----------           ----------           ----------

LOSS FROM OPERATIONS AND
   BEFORE INCOME TAXES                        (5,570)             (18,976)              (1,800)              (6,404)

PROVISION FOR INCOME TAXES                        --                7,211                   --                2,433
                                          ----------           ----------           ----------           ----------

NET LOSS                                      (5,570)             (11,765)              (1,800)              (3,971)

OTHER COMPREHENSIVE INCOME                        --                   --                   --                   --
                                          ----------           ----------           ----------           ----------

COMPREHENSIVE LOSS                        $   (5,570)          $  (11,765)          $   (1,800)          $   (3,971)
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

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2006 and 2005

                                                                 Nine months        Nine months
                                                                    ended              ended
                                                                   June 30,           June 30,
                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $ (5,570)          $(11,765)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                      --                 --
      (Increase) Decrease in
        Income Tax receivable                                            --             19,511
      Increase (Decrease) in
        Accounts payable and other accrued liabilities                1,185             (2,975)
        Income taxes payable                                             --                 --
                                                                   --------           --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (4,385)             4,771
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (4,385)             4,771

Cash at beginning of period                                           9,875             12,844
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  5,440           $ 17,615
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $     --           $     --
                                                                   ========           ========
   Income taxes paid (refunded) for the period                     $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005


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

                             ALLIANCE HEALTH, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2006 and 2005


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

2. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2006 and 2005

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

     At June 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2006 and 2005


NOTE G - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the periods ended June 30, 2006 and 2005, respectively, the Company maintained deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended June 30, 2006 and 2005, respectively, are as follows:

                             Nine months        Nine months
                                ended              ended
                               June 30,           June 30,
                                 2006               2005
                               -------            -------
     Federal:
       Current                 $    --            $(7,211)
       Deferred                     --                 --
                               -------            -------
                                    --             (7,211)
                               -------            -------
     State:
       Current                      --                 --
       Deferred                     --                 --
                               -------            -------
                                    --                 --
                               -------            -------

       Total                   $    --            $(7,211)
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

The Company's income tax expense (benefit) for each of the nine month periods ended June 30, 2006 and 2005, respectively, are as follows:

                                                                Nine months       Nine months
                                                                   ended             ended
                                                                  June 30,          June 30,
                                                                    2006              2005
                                                                  -------           -------
Statutory rate applied to income before income taxes              $(1,900)          $(6,450)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --                --
  Tax refund received on carryback of net operating loss               --            (7,211)
  Other, including reserve for
   deferred tax asset and application
   of net operating loss carryforward                               1,900             6,450
                                                                  -------           -------

     Income tax expense (benefit)                                 $    --           $(7,211)
                                                                  =======           =======

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2006 and 2005


NOTE H - INCOME TAXES - CONTINUED

The Company's only temporary differences as of June 30, 2006 relates solely to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2006 is nominal and not material to the accompanying financial statements.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses for the nine month periods ended June 30, 2006 and 2005 were related to the maintenance of the corporate entity since the adoption of the Company's current business plan. The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective six month periods ended June 30, 2006 and 2005 were $-0- and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2006, the Company had working capital of approximately $(146,700).

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                            ALLIANCE HEALTH, INC.


Dated: October 11, 2007                     /s/ Sarkis J. Kechejian, M. D.
       ------------------                   ------------------------------------
                                                      Sarkis J. Kechejian, M. D.
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director