Form 10KSB
period 2006-09-30
ALLIANCE HEALTH INC
filed 2007-10-15
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 2006

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

The issuer's revenues for the fiscal year ended September 30, 2006 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of October 11, 2007 was approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of October 11, 2007, there were 1,534,066 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              ALLIANCE HEALTH, INC.
                FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

None

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company had no revenue for the respective years ended September 30, 2006 and 2005, respectively.

During the respective years ended September 30, 2006 and 2005, the Company incurred general and administrative expenses of approximately $7,700 and $28,500, including professional fees of approximately $7,200 and $16,000. Also included in these charges are approximately $-0- and $12,000 in charges for office and related overhead expenses charged by an affiliate of the Company which is controlled by the Company's majority shareholder.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2006 and 2005, the Company had working capital of approximately $15,000 and $(141,000).

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

ITEM 8A - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended September 30, 2006, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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

Reports on Form 8-K

None


                (Remainder of this page left blank intentionally)

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to the Company's then principal accountant, Whitley Penn, LLP, were as follows:

                                              Year ended          Year ended
                                             September 30,       September 30,
                                                 2006                2005
                                                -------             -------

     1. Audit fees                              $ 6,130             $17,053
     2. Audit-related fees                           --                  --
     3. Tax fees                                     --                  --
     4. All other fees                               --                  --
                                                -------             -------

          Totals                                $ 6,130             $17,053
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

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2006 and 2005 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2006 for filing with the U. S. Securities and Exchange Commission.

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

                              ALLIANCE HEALTH, INC.

                                      INDEX


                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

FINANCIAL STATEMENTS

   Balance Sheets as of September 30, 2006 and 2005                          F-3

   Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2006 and 2005                         F-4

   Statement of Changes in Stockholders' Deficit
     for the years ended September 30, 2006 and 2005                         F-5

   Statements of Cash Flows
     for the years ended September 30, 2006 and 2005                         F-6

   Notes to Financial Statements                                             F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Alliance Health, Inc.

We have audited the  accompanying  balance  sheets of Alliance  Health,  Inc. (a
Delaware corporation) (Company) as of September 30, 2006 and 2005 and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the years ended September 30, 2006 and 2005, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2006 and 2005 and the results of its operations and cash flows for each of the years ended September 30, 2006 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.

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


                                           /s/ S. W. Hatfield, CPA
                                           -----------------------------
                                           S. W. HATFIELD, CPA

Dallas, Texas
September 6, 2007

                              ALLIANCE HEALTH, INC.
                                 BALANCE SHEETS
                           September 30, 2006 and 2005

                                                                   September 30,       September 30,
                                                                       2006                2005
                                                                    ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                         $   3,779           $   9,825
   Litigation settlement receivable                                    23,039                  --
                                                                    ---------           ---------

      TOTAL CURRENT ASSETS                                          $  26,818           $   9,825
                                                                    =========           =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                         $     549           $      --
   Accrued liabiities                                                   8,645               7,575
   Income taxes payable                                                    --             143,447
   Accrued interest payable to stockholder                              2,153                  --
                                                                    ---------           ---------

      TOTAL CURRENT LIABILITIES                                        11,347             151,022
                                                                    ---------           ---------
LONG-TERM LIABILITIES
   Note payable to stockholder                                        166,500                  --
                                                                    ---------           ---------

      TOTAL LIABILITIES                                               177,847             151,022
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
    1000,000 shares authorized
    None issued and outstanding                                            --                  --
   Common stock - $0.01 par value
    20,000,000 shares authorized
    1,534,066 shares issued and outstanding                            15,341              15,341
   Additional paid-in capital                                              --                  --
   Accumulated deficit                                               (166,370)           (156,538)
                                                                    ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                    (151,029)           (141,197)
                                                                    ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  26,818           $   9,825
                                                                    =========           =========

     The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended September 30, 2006 and 2005

                                                                      Year ended           Year ended
                                                                     September 30,        September 30,
                                                                         2006                 2005
                                                                      ----------           ----------
REVENUES                                                              $       --           $       --
                                                                      ----------           ----------
OPERATING EXPENSES
   Professional fees                                                       7,200               16,078
   General and administrative expense                                        479               12,438
                                                                      ----------           ----------
      TOTAL OPERATING EXPENSES                                             7,679               28,516
                                                                      ----------           ----------

LOSS FROM OPERATIONS                                                      (7,679)             (28,516)

OTHER INCOME (EXPENSE)
   Interest income                                                            --                   --
   Interest expense                                                       (2,153)                  --
                                                                      ----------           ----------

LOSS BEFORE INCOME TAXES                                                  (9,832)             (28,516)

PROVISION FOR INCOME TAXES                                                    --               26,722
                                                                      ----------           ----------

NET LOSS                                                                  (9,832)              (1,794)

OTHER COMPREHENSIVE INCOME                                                    --                   --
                                                                      ----------           ----------

COMPREHENSIVE LOSS                                                    $   (9,832)          $   (1,794)
                                                                      ==========           ==========

Loss per weighted-average share of common stock outstanding,
 computed on net loss - basic and fully diluted                       $     0.00           $     0.00
                                                                      ==========           ==========

Weighted-average number of common shares outstanding                   1,534,066            1,534,066
                                                                      ==========           ==========


     The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years ended September 30, 2006 and 2005

                                          Common Stock          Additional                  Treasury
                                     ---------------------       paid-in     Accumulated      stock-
                                     Shares         Amount       capital       Deficit       at cost      Total
                                     ------         ------       -------       -------       -------      -----

BALANCES AT OCTOBER 1, 2004         1,534,066       $15,341      $    --      $(154,744)     $    --     $(139,403)

Net loss for the year                      --            --           --         (1,794)          --        (1,794)
                                    ---------       -------      -------      ---------      -------     ---------

BALANCES AT SEPTEMBER 30, 2005      1,534,066        15,341           --       (156,538)          --      (141,097)

Net loss for the year                      --            --           --         (9,832)          --        (9,832)
                                    ---------       -------      -------      ---------      -------     ---------

BALANCES AT SEPTEMBER 30, 2006      1,534,066       $15,341      $    --      $(166,370)     $    --     $(151,029)
                                    =========       =======      =======      =========      =======     =========



   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended September 30, 2006 and 2005

                                                                   Year ended          Year ended
                                                                  September 30,       September 30,
                                                                     2006                2005
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                           $  (9,832)          $  (1,794)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                       --                  --
      Increase (Decrease) in
        Accounts payable and other accrued liabilities                 1,619              (1,255)
        Income taxes payable                                        (143,447)                 --
                                                                   ---------           ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (172,546)             (3,019)
                                                                   ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on note payable to stockholder                      166,500                  --
                                                                   ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            166,500                  --
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                           (6,046)             (3,019)

Cash at beginning of year                                              9,825              12,844
                                                                   ---------           ---------

CASH AT END OF YEAR                                                $   3,779           $   9,825
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $      --           $      --
                                                                   =========           =========
   Income taxes paid (refunded) for the year                       $ 166,486           $ (26,722)
                                                                   =========           =========


   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


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

2. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     At September 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


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

NOTE G - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended September 30, 2006 and 2005, respectively, the Company maintained deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended September 30, 2006 and 2005, respectively, are as follows:

                                   Year ended                Year ended
                                  September 30,             September 30,
                                      2006                      2005
                                    ---------                 --------
     Federal:
       Current                      $     --                  $(26,722)
       Deferred                           --                        --
                                    --------                  --------
                                          --                   (26,722)
                                    --------                  --------
     State:
       Current                            --                        --
       Deferred                           --                        --
                                    --------                  --------
                                          --                        --
                                    --------                  --------

       Total                        $     --                  $(26,722)
                                    ========                  ========

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

The Company's income tax expense (benefit) for each of the years ended September 30, 2006 and 2005, respectively, are as follows:

                                                                 Year ended          Year ended
                                                                September 30,       September 30,
                                                                    2006                2005
                                                                  ---------           ---------
Statutory rate applied to income before income taxes              $  (3,340)          $  (9,695)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                     --                  --
  Tax refund received on carryback of net operating loss                 --             (26,722)
  Other, including reserve for
   deferred tax asset and application
   of net operating loss carryforward                                 3,340               9,695
                                                                  ---------           ---------

     Income tax expense                                           $      --           $ 105,658
                                                                  =========           =========

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


NOTE H - INCOME TAXES - CONTINUED

The Company's only temporary differences as of September 30, 2006 relates solely to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2007 is nominal and not material to the accompanying financial statements.

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

                                         ALLIANCE HEALTH, INC.


Dated: October 11, 2007                  By: /s/ Sarkis J. Kechejian
       ----------------                     ------------------------------------
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

                                         ALLIANCE HEALTH, INC.


Dated: October 11, 2007                  By: /s/ Sarkis J. Kechejian
       ----------------                     ------------------------------------
                                                             Sarkis J. Kechejian
                                             Sole Director, President, Treasurer
                                                     Chief Executive Officer and
                                                         Chief Financial Officer


Dated: October 11, 2007                  By: /s/ Sharilyn J. Bruntz Wilson
       ----------------                     ------------------------------------
                                                       Sharilyn J. Bruntz Wilson
                                                    Vice President and Secretary