Form 10QSB
period 2006-12-31
ALLIANCE HEALTH INC
filed 2007-12-20
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 5, 2007: 1,534,066

Transitional Small Business Disclosure Format (check one):YES [ ] NO [X]

                              ALLIANCE HEALTH, INC.

               Form 10-QSB for the Quarter ended December 31, 2006

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           10

  Item 3 Controls and Procedures                                             12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         12

  Item 3 Defaults Upon Senior Securities                                     12

  Item 4 Submission of Matters to a Vote of Security Holders                 12

  Item 5 Other Information                                                   12

  Item 6 Exhibits                                                            13

SIGNATURES                                                                   13

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ALLIANCE HEALTH, INC.
                                  BALANCE SHEET
                           December 31, 2006 and 2005

                                   (UNAUDITED)

                                                               December 31,        December 31,
                                                                  2006                2005
                                                                ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                 $  10,920           $   6,075
   Litigation settlement receivable                                23,039                  --
                                                                ---------           ---------

      TOTAL ASSETS                                              $  33,959           $   9,825
                                                                =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                     $     241           $      --
   Other accrued liabilities                                       10,445               5,625
   Accrued interest payable to stockholder                          5,510                  --
   Federal income taxes payable                                        --             143,447
                                                                ---------           ---------

      TOTAL CURRENT LIABILITIES                                    16,196             149,072
                                                                ---------           ---------

LONG-TERM LIABILITIES
   Note payable to stockholder                                    166,500                  --
                                                                ---------           ---------

      TOTAL LIABILITIES                                           182,696             152,207
                                                                ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
     1000,000 shares authorized
     None issued and outstanding                                       --                  --
   Common stock - $0.01 par value
     20,000,000 shares authorized
     1,534,066 shares issued and outstanding                       15,341              15,341
   Additional paid-in capital                                          --                  --
   Accumulated deficit                                           (164,078)           (158,338)
                                                                ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                (148,737)           (142,997)
                                                                ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $  33,959           $   6,075
                                                                =========           =========

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended December 31, 2006 and 2005

                                   (UNAUDITED)

                                                                Three months         Three months
                                                                   ended                ended
                                                                 December 31,         December 31,
                                                                    2006                 2005
                                                                 ----------           ----------
REVENUES                                                         $       --           $       --
                                                                 ----------           ----------
OPERATING EXPENSES
   General and administrative expense                                 1,800                1,800
                                                                 ----------           ----------
      TOTAL OPERATING EXPENSES                                        1,800                1,800
                                                                 ----------           ----------

LOSS FROM OPERATIONS                                                 (1,800)              (1,800)

OTHER INCOME (EXPENSE)
   Interest income                                                       --                   --
   Interest expense                                                  (3,357)                  --
                                                                 ----------           ----------

LOSS BEFORE INCOME TAXES                                             (5,157)              (1,800)

PROVISION FOR INCOME TAXES                                            7,449                   --
                                                                 ----------           ----------

NET INCOME (LOSS)                                                     2,292               (1,800)

OTHER COMPREHENSIVE INCOME                                               --                   --
                                                                 ----------           ----------

COMPREHENSIVE INCOME (LOSS)                                      $    2,292           $   (1,800)
                                                                 ==========           ==========
Loss per weighted-average share of common stock outstanding,
 computed on net loss - basic and fully diluted                  $     0.00           $     0.00
                                                                 ==========           ==========

Weighted-average number of common shares outstanding              1,534,066            1,534,066
                                                                 ==========           ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2006 and 2005

                                   (UNAUDITED)

                                                                 Three months     Three months
                                                                    ended            ended
                                                                  December 31,     December 31,
                                                                     2006             2005
                                                                   -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $ 2,292          $(1,800)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Depreciation and amortization                                     --               --
      (Increase) Decrease in
      Lawsuit settlement receivable                                 23,039               --
   Increase (Decrease) in
      Accounts payable and other accrued liabilities                 1,492           (1,950)
      Accrued interest payable to stockholder                        3,357               --
      Income taxes payable                                              --               --
                                                                   -------          -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 30,180           (3,750)
                                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --
                                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES                                    --               --
                                                                   -------          -------

INCREASE (DECREASE) IN CASH                                         30,180           (3,750)

Cash at beginning of period                                          3,779            9,875
                                                                   -------          -------

CASH AT END OF PERIOD                                              $33,959          $ 6,075
                                                                   =======          =======

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $    --          $    --
                                                                   =======          =======
   Income taxes paid (refunded) for the period                     $    --          $    --
                                                                   =======          =======

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended September 30, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2007.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


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

2.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


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

     At December 31, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the periods ended December 31, 2006 and 2005, respectively, the Company maintained deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE G - NOTE PAYABLE TO STOCKHOLDER

To fund the settlement of the audit of the Company's 2003 Federal Income Tax return, the Company's controlling stockholder loaned the Company $166,500. The note bears interest at 8.0% and matures August 3, 2008.



                (Remainder of this page left blank intentionally)

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2006 and 2005, respectively, are as follows:

                                           Three months           Three months
                                              ended                  ended
                                            December 31,           December 31,
                                               2006                   2005
                                             -------                -------
     Federal:
       Current                               $(7,449)               $    --
       Deferred                                   --                     --
                                             -------                -------
                                                  --                     --
                                             -------                -------
     State:
       Current                                    --                     --
       Deferred                                   --                     --
                                             -------                -------
                                                  --                     --
                                             -------                -------

       Total                                 $(7,449)               $    --
                                             =======                =======

In 2005, the Company was the subject of an audit of its Form 1120-U. S. Corporation Income Tax Return for the year ended September 30, 2003. As a result of this audit, it was discovered that certain errors in interpretation were made by the Company's former independent certified public accounting firm related to the recognition of gains and losses on the sale of fixed assets and operating activities to various entities controlled by the Company's controlling shareholder. As a result of this audit, the Company was assessed an additional approximate $143,447 in Federal Income Taxes, plus interest through the payment date of approximately $23,000. The Company paid the assessment in August 2006 with the proceeds of a loan payable to an affiliate of the Company's controlling shareholder. The Company filed litigation against the Company's former independent certified public accounting firm and recovered the interest assessment of approximately $23,000 in January 2007. During the year ended September 30, 2007, the Company received a final settlement refund from the IRS of approximately $7,500 related to final adjustments and carrybacks of adjusted net operating losses to prior years with positive taxable income.

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2006 and 2005, respectively, are as follows:

                                                               Three months      Three months
                                                                  ended             ended
                                                                December 31,      December 31,
                                                                   2006              2005
                                                                 -------           -------
Statutory rate applied to income before income taxes             $(1,750)          $  (600)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                  --                --
  Tax refund received on carryback of net operating
   loss and final settlement of 2003 audit of Form 1120           (7,449)               --
  Other, including reserve for deferred tax asset and
   application of net operating loss carryforward                  1,750               600
                                                                 -------           -------

     Income tax expense (benefit)                                $(7,449)          $    --
                                                                 =======           =======

The Company's only temporary differences as of December 31, 2006 relates solely to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2006 is nominal and not material to the accompanying financial statements.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended December 31, 2006 and 2005, respectively.

General and administrative expenses for the three month periods ended December 31, 2006 and 2005 were related to the maintenance of the corporate entity since the adoption of the Company's current business plan. The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective three month periods ended December 31, 2006 and 2005were $-0- and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2006 and 2005, respectively, the Company had working capital of approximately $(5,300) and $(136,900).

In 2005, the Company was the subject of an audit of its Form 1120-U. S. Corporation Income Tax Return for the year ended September 30, 2003. As a result of this audit, it was discovered that certain errors in interpretation were made by the Company's former independent certified public accounting firm related to the recognition of gains and losses on the sale of fixed assets and operating activities to various entities controlled by the Company's controlling shareholder. As a result of this audit, the Company was assessed an additional approximate $143,447 in Federal Income Taxes, plus interest through the payment date of approximately $23,000. The Company paid the assessment in August 2006 with the proceeds of a loan payable to an affiliate of the Company's controlling shareholder. The Company filed litigation against the Company's former independent certified public accounting firm and recovered the interest assessment of approximately $23,000 in January 2007. During the year ended September 30, 2007, the Company received a final settlement refund from the IRS of approximately $7,500 related to final adjustments and carrybacks of adjusted net operating losses to prior years with positive taxable income.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Dated: December 5, 2007                     /s/ Sarkis J. Kechejian, M. D.
       ----------------                     ------------------------------------
                                                      Sarkis J. Kechejian, M. D.
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director