Form 10QSB
period 2007-03-31
ALLIANCE HEALTH INC
filed 2007-12-20
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2007

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

                              ALLIANCE HEALTH, INC.

                Form 10-QSB for the Quarter ended March 31, 2007

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ALLIANCE HEALTH, INC.
                                  BALANCE SHEET
                             March 31, 2007 and 2006

                                   (UNAUDITED)

                                                              March 31, 2007      March 31, 2006
                                                              --------------      --------------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                 $  33,629           $   5,440
                                                                ---------           ---------

      TOTAL ASSETS                                              $  33,629           $   5,440
                                                                =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                     $     241           $     240
   Other accrued liabilities                                       11,915               6,720
   Accrued interest payable to stockholder                          8,795                  --
   Federal income taxes payable                                        --             143,447
                                                                ---------           ---------

      TOTAL CURRENT LIABILITIES                                    20,951             150,407
                                                                ---------           ---------

LONG-TERM LIABILITIES
   Note payable to stockholder                                    166,500                  --
                                                                ---------           ---------

      TOTAL LIABILITIES                                           187,451             150,407
                                                                ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
     1000,000 shares authorized
     None issued and outstanding                                       --                  --
   Common stock - $0.01 par value
     20,000,000 shares authorized
     1,534,066 shares issued and outstanding                       15,341              15,341
   Additional paid-in capital                                          --                  --
   Accumulated deficit                                           (169,163)           (160,308)
                                                                ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                (153,822)           (144,967)
                                                                ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $  33,629           $   5,440
                                                                =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Six and Three months ended March 31, 2007 and 2006

                                   (UNAUDITED)

                                          Six months           Six months          Three months         Three months
                                            ended                ended                ended                ended
                                        March 31, 2007       March 31, 2006       March 31, 2007       March 31, 2006
                                        --------------       --------------       --------------       --------------
REVENUES                                  $       --           $       --           $       --           $       --
                                          ----------           ----------           ----------           ----------
OPERATING EXPENSES
   General and administrative expense          3,600                3,770                1,800                1,970
                                          ----------           ----------           ----------           ----------
      TOTAL OPERATING EXPENSES                 3,600                3,770                1,800                1,970
                                          ----------           ----------           ----------           ----------

LOSS FROM OPERATIONS                          (3,600)              (3,770)              (1,800)              (1,970)

OTHER INCOME (EXPENSE)
   Interest income                                --                   --                   --                   --
   Interest expense                           (6,642)                  --               (3,285)                  --
                                          ----------           ----------           ----------           ----------

LOSS BEFORE INCOME TAXES                     (10,242)              (3,770)              (5,085)              (1,970)

PROVISION FOR INCOME TAXES                     7,449                   --                   --                   --
                                          ----------           ----------           ----------           ----------

NET LOSS                                      (2,793)              (3,770)              (5,085)              (1,970)

OTHER COMPREHENSIVE INCOME                        --                   --                   --                   --
                                          ----------           ----------           ----------           ----------

COMPREHENSIVE LOSS                        $   (2,793)          $   (3,770)          $   (5,085)          $   (1,970)
                                          ==========           ==========           ==========           ==========

Loss per weighted-average share of
 common stock outstanding,
 computed on net loss - basic and
 fully diluted                            $     0.00           $     0.00           $     0.00           $     0.00
                                          ==========           ==========           ==========           ==========
Weighted-average number of
 common shares outstanding                 1,534,066            1,534,066            1,534,066            1,534,066
                                          ==========           ==========           ==========           ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2007 and 2006

                                   (UNAUDITED)

                                                                  Six months         Six months
                                                                    ended              ended
                                                                March 31, 2007     March 31, 2006
                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $ (2,793)          $ (3,770)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Depreciation and amortization                                      --                 --
      (Increase) Decrease in
      Lawsuit settlement receivable                                  23,039                 --
   Increase (Decrease) in
      Accounts payable and other accrued liabilities                  2,962               (615)
      Accrued interest payable to stockholder                         6,642                 --
      Income taxes payable                                               --                 --
                                                                   --------           --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  29,850             (4,385)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          29,850             (4,385)

Cash at beginning of period                                           3,779              9,875
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 33,629           $  5,440
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $     --           $     --
                                                                   ========           ========
   Income taxes paid (refunded) for the period                     $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


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

2.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


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

     At March 31, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the periods ended March 31, 2007 and 2006, respectively, the Company maintained deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE G - NOTE PAYABLE TO STOCKHOLDER

To fund the settlement of the audit of the Company's 2003 Federal Income Tax return, the Company's controlling stockholder loaned the Company $166,500. The note bears interest at 8.0% and matures August 3, 2008.


                (Remainder of this page left blank intentionally)

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended March 31, 2007 and 2006, respectively, are as follows:

                                           Six months             Six months
                                             ended                  ended
                                         March 31, 2007         March 31, 2006
                                         --------------         --------------
     Federal:
       Current                               $(7,449)               $    --
       Deferred                                   --                     --
                                             -------                -------
                                                  --                     --
                                             -------                -------
     State:
       Current                                    --                     --
       Deferred                                   --                     --
                                             -------                -------
                                                  --                     --
                                             -------                -------

       Total                                 $(7,449)               $    --
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

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2007 and 2006, respectively, are as follows:

                                                                 Six months        Six months
                                                                   ended             ended
                                                               March 31, 2007    March 31, 2006
                                                               --------------    --------------
Statutory rate applied to income before income taxes              $(4,500)          $(1,300)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --                --
  Tax refund received on carryback of net operating loss           (7,449)               --
  Other, including reserve for deferred tax asset and
   application of net operating loss carryforward                   4,500             1,300
                                                                  -------           -------

     Income tax expense (benefit)                                 $(7,449)          $    --
                                                                  =======           =======

The Company's only temporary differences as of March 31, 2007 and 2006 relate solely to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of March 31, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six month periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses for the six month periods ended March 31, 2007 and 2006 were related tothe maintenance of the corporate entity since the adoption of the Company's current business plan. The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective six month periods ended March 31, 2007 and 2006 were $0.00 and $0.00, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2007 and 2006, respectively, the Company had working capital of approximately $12,600 and $(145,000).

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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