Form 10KSB
period 2007-09-30
ALLIANCE HEALTH INC
filed 2007-12-21
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 2007

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

The issuer's revenues for the fiscal year ended September 30, 2007 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of December 20, 2007 was approximately $-0-, as there are no current quotes available for the Registrant's equity securities.

As of December 20, 2007, there were 1,534,066 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              ALLIANCE HEALTH, INC.
                FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2007

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                              3
Item 2   Description of Property                                             12
Item 3   Legal Proceedings                                                   13
Item 4   Submission of Matters to a Vote of Security Holders                 13

PART II

Item 5   Market for Company's Common Stock and Related Stockholders Matters  13
Item 6   Management's Discussion and Analysis or Plan of Operation           13
Item 7   Financial Statements                                                15
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                            15
Item 8A  Controls and Procedures                                             16

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  17
Item 10  Executive Compensation                                              18
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    18
Item 12  Certain Relationships and Related Transactions                      19
Item 13  Exhibits and Reports on 8-K                                         19
Item 14  Principal Accountant Fees and Services                              19

SIGNATURES                                                                   21

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

As of December 20, 2007, there were approximately 323 shareholders of record of the Company's common stock

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

None

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company had no revenue for the respective years ended September 30, 2007 and 2006, respectively.

During the respective years ended September 30, 2007 and 2006, the Company incurred general and administrative expenses of approximately $9,100 and $7,700, including professional fees of approximately $7,800 and $7,200.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2007 and 2006, the Company had working capital of approximately $500 and $15,000.

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

ITEM 8A - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    % of Class
   Name and address              Number of Shares         Beneficially Owned
   ----------------              ----------------         ------------------

Sarkis J. Kechejian, M.D.           796,000 (1)                  51.89%
421 E. Airport Freeway
Irving, TX  75062

Nishan J. Kechejian, M.D.           102,300 (2)                   6.67%
824 Oak St.
Brockton, MA 02401

Carl Generes                        124,000                       8.08%
4358 Shady Bend
Dallas, TX 75244

                                    % of Class
   Name and address              Number of Shares         Beneficially Owned
   ----------------              ----------------         ------------------

Sharilyn J. Bruntz Wilson            10,309                       0.67%
421 E. Airport Freeway
Irving, TX 75062

All directors and officers          806,309                      52.56%
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

31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to the Company's current principal accountant, S. W. Hatfield, CPA or former principal accountant, Whitley Penn, LLP, were as follows:

                                       Year ended             Year ended
                                      September 30,          September 30,
                                          2007                   2006
                                        -------                -------

1.  Audit fees                          $12,875                $ 6,130
2.  Audit-related fees                       --                     --
3.  Tax fees                                 --                     --
4.  All other fees                           --                     --
                                        -------                -------

     Totals                             $12,875                $ 6,130
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

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2007 and 2006 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

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

                              ALLIANCE HEALTH, INC.

                                      INDEX

                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

FINANCIAL STATEMENTS

   Balance Sheets as of September 30, 2007 and 2006                          F-3

   Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2007 and 2006                         F-4

   Statement of Changes in Stockholders' Deficit
     for the years ended September 30, 2007 and 2006                         F-5

   Statements of Cash Flows
     for the years ended September 30, 2007 and 2006                         F-6

   Notes to Financial Statements                                             F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Alliance Health, Inc.

We have audited the  accompanying  balance  sheets of Alliance  Health,  Inc. (a
Delaware corporation) (Company) as of September 30, 2007 and 2006 and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the years ended September 30, 2007 and 2006, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2007 and 2006 and the results of its operations and cash flows for each of the years ended September 30, 2007 and 2006, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

                                           /s/ S. W. Hatfield, CPA
                                           -----------------------------
                                           S. W. HATFIELD, CPA

Dallas, Texas
November 29, 2007

                              ALLIANCE HEALTH, INC.
                                 BALANCE SHEETS
                           September 30, 2007 and 2006

                                                                    September 30,       September 30,
                                                                        2007                2006
                                                                     ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $  22,536           $   3,779
   Litigation settlement receivable                                         --              23,039
                                                                     ---------           ---------

      TOTAL CURRENT ASSETS                                           $  22,536           $  26,818
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                          $   3,989           $     549
   Accrued liabilities                                                   2,597               8,645
   Accrued interest payable to stockholder                              15,473               2,153
                                                                     ---------           ---------

      TOTAL CURRENT LIABILITIES                                         22,059              11,347
                                                                     ---------           ---------

LONG-TERM LIABILITIES
   Note payable to stockholder                                         166,500             166,500
                                                                     ---------           ---------

      TOTAL LIABILITIES                                                188,559             177,847
                                                                     ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
     1000,000 shares authorized
     None issued and outstanding                                            --                  --
   Common stock - $0.01 par value
     20,000,000 shares authorized
     1,534,066 shares issued and outstanding                            15,341              15,341
   Additional paid-in capital                                               --                  --
   Accumulated deficit                                                (181,364)           (166,370)
                                                                     ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                     (166,023)           (151,029)
                                                                     ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  22,536           $   9,825
                                                                     =========           =========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended September 30, 2007 and 2006

                                                                      Year ended           Year ended
                                                                     September 30,        September 30,
                                                                         2007                 2006
                                                                      ----------           ----------
REVENUES                                                              $       --           $       --
                                                                      ----------           ----------
OPERATING EXPENSES
   Professional fees                                                       7,780                7,200
   General and administrative expense                                      1,343                  479
                                                                      ----------           ----------
      TOTAL OPERATING EXPENSES                                             9,123                7,679
                                                                      ----------           ----------

LOSS FROM OPERATIONS                                                      (9,123)              (7,679)

OTHER INCOME (EXPENSE)
   Interest income                                                            --                   --
   Interest expense                                                      (13,320)              (2,153)
                                                                      ----------           ----------

LOSS BEFORE INCOME TAXES                                                 (22,443)              (9,832)

PROVISION FOR INCOME TAXES                                                 7,449                   --
                                                                      ----------           ----------

NET LOSS                                                                 (14,994)              (9,832)

OTHER COMPREHENSIVE INCOME                                                    --                   --
                                                                      ----------           ----------

COMPREHENSIVE LOSS                                                    $  (14,994)          $   (9,832)
                                                                      ==========           ==========
Loss per weighted-average share of common stock outstanding,
 computed on net loss - basic and fully diluted                       $     0.00           $     0.00
                                                                      ==========           ==========

Weighted-average number of common shares outstanding                   1,534,066            1,534,066
                                                                      ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years ended September 30, 2007 and 2006

                                          Common Stock          Additional
                                     ---------------------       paid-in     Accumulated
                                     Shares         Amount       capital       Deficit       Total
                                     ------         ------       -------       -------       -----
BALANCES AT SEPTEMBER 30, 2005      1,534,066        15,341           --       (156,538)     (141,097)

Net loss for the year                      --            --           --         (9,832)       (9,832)
                                    ---------       -------      -------      ---------     ---------

BALANCES AT SEPTEMBER 30, 2006      1,534,066        15,341           --       (166,370)     (151,029)
                                    ---------       -------      -------      ---------     ---------

Net loss for the year                      --            --           --        (14,994)       (9,832)
                                    ---------       -------      -------      ---------     ---------

BALANCES AT SEPTEMBER 30, 2007      1,534,066       $15,341      $    --      $(181,364)     $(166,023)
                                    =========       =======      =======      =========      =========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended September 30, 2007 and 2006

                                                                  Year ended          Year ended
                                                                 September 30,       September 30,
                                                                     2007                2006
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                           $ (14,994)          $  (9,832)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Depreciation and amortization                                       --                  --
      (Increase) Decrease in
      Litigation settlement receivable                                23,039             (23,039)
   Increase (Decrease) in
      Accounts payable and other accrued liabilities                  (2,608)              1,619
      Interest payable to stockholder                                 13,320               2,153
      Income taxes payable                                                --            (143,447)
                                                                   ---------           ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   18,757            (172,546)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on note payable to stockholder                           --             166,500
                                                                   ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 --             166,500
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                           18,757              (6,046)

Cash at beginning of year                                              3,779               9,825
                                                                   ---------           ---------

CASH AT END OF YEAR                                                $  22,536           $   3,779
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $      --           $      --
                                                                   =========           =========
   Income taxes paid (refunded) for the year                       $  (7,449)          $ (26,722)
                                                                   =========           =========

   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006


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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006


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

2.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     At September 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006


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

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended September 30, 2007 and 2006, respectively, the Company maintained deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE G - NOTE PAYABLE TO STOCKHOLDER

To fund the settlement of the audit of the Company's 2003 Federal Income Tax return, the Company's controlling stockholder loaned the Company $166,500. The note bears interest at 8.0% and matures August 3, 2008.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended September 30, 2007 and 2006, respectively, are as follows:

                                            Year ended             Year ended
                                           September 30,          September 30,
                                               2007                   2006
                                             -------                -------
     Federal:
       Current                               $(7,449)               $    --
       Deferred                                   --                     --
                                             -------                -------
                                              (7,449)                    --
                                             -------                -------
     State:
       Current                                    --                     --
       Deferred                                   --                     --
                                             -------                -------
                                                  --                     --
                                             -------                -------

       Total                                 $(7,449)               $    --
                                             =======                =======


                (Remainder of this page left blank intentionally)

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006


NOTE H - INCOME TAXES - CONTINUED

In 2005, the Company was the subject of an audit of its Form 1120-U.S. Corporation Income Tax Return for the year ended September 30, 2003. As a result of this audit, it was discovered that certain errors in interpretation were made by the Company's former independent certified public accounting firm related to the recognition of gains and losses on the sale of fixed assets and operating activities to various entities controlled by the Company's controlling shareholder. As a result of this audit, the Company was assessed an additional approximate $143,447 in Federal Income Taxes, plus interest through the payment date of approximately $23,000. The Company paid the assessment in August 2006 with the proceeds of a loan payable to an affiliate of the Company's controlling shareholder. The Company filed litigation against the Company's former independent certified public accounting firm and recovered the interest assessment of approximately $23,000 in January 2007.

The Company's income tax expense (benefit) for each of the years ended September 30, 2007 and 2006, respectively, are as follows:

                                                                Year ended        Year ended
                                                               September 30,     September 30,
                                                                   2007              2006
                                                                 -------           -------
Statutory rate applied to income before income taxes             $(7,630)          $(3,440)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                  --                --
  Tax refund received on carryback of net operating
   loss and final settlement of 2003 audit of Form 1120           (7,449)               --
  Other, including reserve for deferred tax asset and
   application of net operating loss carryforward                  7,630             3,340
                                                                 -------           -------

     Income tax expense                                          $(7,449)          $    --
                                                                 =======           =======

The Company's only temporary differences as of September 30, 2007 and 2006 relates solely to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.

                (Remainder of this page left blank intentionally)


                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        ALLIANCE HEALTH, INC.


Dated: December 20, 2007                By: /s/ Sarkis J. Kechejian
       -----------------                   -------------------------------------
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

                                        ALLIANCE HEALTH, INC.


Dated: December 20, 2007                By: /s/ Sarkis J. Kechejian
       -----------------                   -------------------------------------
                                                             Sarkis J. Kechejian
                                             Sole Director, President, Treasurer
                                                     Chief Executive Officer and
                                                         Chief Financial Officer


Dated: December 20, 2007                By: /s/ Sharilyn J. Bruntz Wilson
       -----------------                   -------------------------------------
                                                       Sharilyn J. Bruntz Wilson
                                                    Vice President and Secretary