Form 10QSB
period 2007-12-31
ALLIANCE HEALTH INC
filed 2008-02-13
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 11, 2008: 1,534,066

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              ALLIANCE HEALTH, INC.

               Form 10-QSB for the Quarter ended December 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           10

  Item 3 Controls and Procedures                                             12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         12

  Item 3 Defaults Upon Senior Securities                                     12

  Item 4 Submission of Matters to a Vote of Security Holders                 12

  Item 5 Other Information                                                   12

  Item 6 Exhibits                                                            12

SIGNATURES                                                                   13

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ALLIANCE HEALTH, INC.
                                  BALANCE SHEET
                           December 31, 2007 and 2006

                                   (UNAUDITED)

                                                                    December 31,        December 31,
                                                                       2007                2006
                                                                     ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                      $  14,711           $  10,920
   Litigation settlement receivable                                         --              23,039
                                                                     ---------           ---------

      TOTAL ASSETS                                                   $  14,711           $  33,959
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                          $      --           $     241
   Other accrued liabilities                                             1,422              10,445
   Accrued interest payable to stockholder                              18,830               5,510
   Note payable to stockholder                                         166,500                  --
                                                                     ---------           ---------

      TOTAL CURRENT LIABILITIES                                        186,752              16,196
                                                                     ---------           ---------

LONG-TERM LIABILITIES
   Note payable to stockholder                                              --             166,500
                                                                     ---------           ---------

     TOTAL LIABILITIES                                                 186,752             182,696
                                                                     ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
     1000,000 shares authorized
     None issued and outstanding                                            --                  --
   Common stock - $0.01 par value
     20,000,000 shares authorized
     1,534,066 shares issued and outstanding                            15,341              15,341
   Additional paid-in capital                                               --                  --
   Accumulated deficit                                                (187,382)           (164,078)
                                                                     ---------           ---------

      TOTAL STOCKHOLDERS' DEFICIT                                     (172,041)           (148,737)
                                                                     ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  14,711           $  33,959
                                                                     =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended December 31, 2007 and 2006

                                   (UNAUDITED)

                                                                     Three months         Three months
                                                                        ended                ended
                                                                      December 31,         December 31,
                                                                         2007                 2006
                                                                      ----------           ----------
REVENUES                                                              $       --           $       --
                                                                      ----------           ----------
OPERATING EXPENSES
   General and administrative expense                                      2,661                1,800
                                                                      ----------           ----------
      TOTAL OPERATING EXPENSES                                             2,661                1,800
                                                                      ----------           ----------

LOSS FROM OPERATIONS                                                      (2,661)              (1,800)

OTHER INCOME (EXPENSE)
   Interest income                                                            --                   --
   Interest expense                                                       (3,357)              (3,357)
                                                                      ----------           ----------

LOSS BEFORE INCOME TAXES                                                  (6,018)              (5,157)

PROVISION FOR INCOME TAXES                                                    --                7,449
                                                                      ----------           ----------

NET INCOME (LOSS)                                                         (6,018)               2,292

OTHER COMPREHENSIVE INCOME                                                    --                   --
                                                                      ----------           ----------

COMPREHENSIVE INCOME (LOSS)                                           $   (6,018)          $    2,292
                                                                      ==========           ==========

Loss per weighted-average share of common stock outstanding,
 computed on net loss - basic and fully diluted                       $     0.00           $     0.00
                                                                      ==========           ==========

Weighted-average number of common shares outstanding                   1,534,066            1,534,066
                                                                      ==========           ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2007 and 2006

                                   (UNAUDITED)

                                                                 Three months       Three months
                                                                    ended              ended
                                                                  December 31,       December 31,
                                                                     2007               2006
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $ (6,018)          $  2,292
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Depreciation and amortization                                      --                 --
      (Increase) Decrease in
      Lawsuit settlement receivable                                      --             23,039
   Increase (Decrease) in
      Accounts payable and other accrued liabilities                 (5,164)             1,492
      Accrued interest payable to stockholder                         3,357              3,357
      Income taxes payable                                               --                 --
                                                                   --------           --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (7,825)            30,180
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (7,825)            30,180

Cash at beginning of period                                          22,536              3,379
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 14,711           $ 33,959
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $     --           $     --
                                                                   ========           ========
   Income taxes paid (refunded) for the period                     $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended September 30, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2008.

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006


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

2. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006


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

     At December 31, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the periods ended December 31, 2007 and 2006, respectively, the Company may have maintained deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

NOTE G - NOTE PAYABLE TO STOCKHOLDER

To fund the settlement of the audit of the Company's 2003 Federal Income Tax return, the Company's controlling stockholder loaned the Company $166,500. The note bears interest at 8.0% and matures August 3, 2008.


                (Remainder of this page left blank intentionally)

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2007 and 2006, respectively, are as follows:

                                           Three months           Three months
                                              ended                  ended
                                            December 31,           December 31,
                                               2007                   2006
                                             -------                -------
     Federal:
       Current                               $    --                $(7,449)
       Deferred                                   --                     --
                                             -------                -------
                                                  --                 (7,449)
                                             -------                -------
     State:
       Current                                    --                     --
       Deferred                                   --                     --
                                             -------                -------
                                                  --                     --
                                             -------                -------

       Total                                 $    --                $(7,449)
                                             =======                =======

The Company has a nominal net operating loss carryforward to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2007 and 2006, respectively, are as follows:

                                                               Three months      Three months
                                                                  ended             ended
                                                                December 31,      December 31,
                                                                   2007              2006
                                                                 -------           -------
Statutory rate applied to income before income taxes             $(2,000)          $(1,750)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                  --                --
  Tax refund received on carryback of net operating
   loss and final settlement of 2003 audit of Form 1120               --            (7,449)
  Other, including reserve for
   deferred tax asset and application
   of net operating loss carryforward                              2,000             1,750
                                                                 -------           -------

      Income tax expense (benefit)                               $    --           $    --
                                                                 =======           =======

The Company's only temporary differences as of December 31, 2007 relates solely to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2007 is nominal and not material to the accompanying financial statements.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended December 31, 2007 and 2006, respectively.

General and administrative expenses for the three month periods ended December 31, 2007 and 2006 were related to the maintenance of the corporate entity since the adoption of the Company's current business plan. The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective three month periods ended December 31, 2007 and 2006were $-0- and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(3) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007 and 2006, respectively, the Company had working capital of approximately $(172,000) and $17,800.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                            ALLIANCE HEALTH, INC.


Dated: February 11, 2008                    /s/ Sarkis J. Kechejian, M. D.
       -----------------                    ------------------------------------
                                                      Sarkis J. Kechejian, M. D.
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director