Form 10QSB
period 2008-06-30
ALLIANCE HEALTH INC
filed 2008-08-01
CIK 822434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2008: 1,534,066

Transitional Small Business Disclosure Format (check one):YES [ ] NO [X]

                              ALLIANCE HEALTH, INC.

                 Form 10-QSB for the Quarter ended June 30, 2008

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis or Plan of Operation         10

  Item 3 - Controls and Procedures                                           12

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 12

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds       12

  Item 3 - Defaults Upon Senior Securities                                   12

  Item 4 - Submission of Matters to a Vote of Security Holders               12

  Item 5 - Other Information                                                 13

  Item 6 - Exhibits                                                          13

SIGNATURES                                                                   13

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ALLIANCE HEALTH, INC.
                                  BALANCE SHEET
                             June 30, 2008 and 2007

                                   (UNAUDITED)

                                                                     June 30, 2008         June 30, 2007
                                                                     -------------         -------------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                        $  11,717             $  32,606
                                                                       ---------             ---------

TOTAL ASSETS                                                           $  11,717             $  32,606
                                                                       =========             =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                            $      --             $     241
   Other accrued liabilities                                               2,565                13,715
   Note payable to stockholder                                           166,500                    --
   Accrued interest payable to stockholder                                25,472                12,116
                                                                       ---------             ---------

      TOTAL CURRENT LIABILITIES                                          194,537                26,072
                                                                       ---------             ---------

LONG-TERM LIABILITIES
   Note payable to stockholder                                                --               166,500
                                                                       ---------             ---------

      TOTAL LIABILITIES                                                  194,537               192,572
                                                                       ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.01 par value
     1000,000 shares authorized
     None issued and outstanding                                              --                    --
   Common stock - $0.01 par value
     20,000,000 shares authorized
     1,534,066 shares issued and outstanding                              15,341                15,341
   Additional paid-in capital                                                 --                    --
   Accumulated deficit                                                  (198,161)             (175,307)
                                                                       ---------             ---------

      TOTAL STOCKHOLDERS' DEFICIT                                       (182,820)             (159,966)
                                                                       ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  11,717             $  32,606
                                                                       =========             =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended June 30, 2008 and 2007

                                   (UNAUDITED)

                                          Nine months        Nine months       Three months       Three months
                                             ended              ended              ended              ended
                                         June 30, 2008      June 30, 2007      June 30, 2008      June 30, 2007
                                         -------------      -------------      -------------      -------------
REVENUES                                  $       --         $       --         $       --         $       --
                                          ----------         ----------         ----------         ----------
OPERATING EXPENSES
   General and administrative expense          6,798              6,423              2,125              2,823
                                          ----------         ----------         ----------         ----------
      TOTAL OPERATING EXPENSES                 6,798              6,423              2,125              2,823
                                          ----------         ----------         ----------         ----------

LOSS FROM OPERATIONS                          (6,798)            (6,423)            (2,125)            (2,823)

OTHER INCOME (EXPENSE)
   Interest income                                --                 --                 --                 --
   Interest expense                           (9,999)            (9,663)            (3,321)            (3,321)
                                          ----------         ----------         ----------         ----------

LOSS BEFORE INCOME TAXES                     (16,797)           (18,909)            (5,446)            (6,144)

PROVISION FOR INCOME TAXES                        --              7,449                 --                 --
                                          ----------         ----------         ----------         ----------

NET LOSS                                     (16,797)            (8,937)            (5,446)            (6,144)

OTHER COMPREHENSIVE INCOME                        --                 --                 --                 --
                                          ----------         ----------         ----------         ----------

COMPREHENSIVE LOSS                        $  (16,797)        $   (8,937)        $   (5,446)        $   (6,144)
                                          ==========         ==========         ==========         ==========
Loss per weighted-average share of
 common stock outstanding,
 computed on net loss - basic and
 fully diluted                            $    (0.01)        $    (0.01)        $     0.00         $     0.00
                                          ==========         ==========         ==========         ==========
Weighted-average number of
 common shares outstanding                 1,534,066          1,534,066          1,534,066          1,534,066
                                          ==========         ==========         ==========         ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2008 and 2007

                                   (UNAUDITED)

                                                                  Nine months        Nine months
                                                                     ended              ended
                                                                 June 30, 2008      June 30, 2007
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $(16,797)          $ (8,937)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Depreciation and amortization                                      --                 --
      (Increase) Decrease in
      Lawsuit settlement receivable                                      --             23,039
      Increase (Decrease) in
        Accounts payable and other accrued liabilities                4,021              4,762
        Accrued interest payable to stockholder                       9,999              9,963
                                                                   --------           --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (10,819)            28,827
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                         (10,919)            28,827

Cash at beginning of period                                          22,536              3,779
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 11,717           $ 32,606
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $     --           $     --
                                                                   ========           ========
   Income taxes paid (refunded) for the period                     $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ALLIANCE HEALTH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2008 and 2007


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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007


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

2. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Income (Loss) per share - continued

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

     At June 30, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the periods ended June 30, 2008 and 2007, respectively, the Company did not maintain deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. Accordingly, the Company has not incurred any losses as a result of any of these unsecured situations.

NOTE G - NOTE PAYABLE TO STOCKHOLDER

To fund the settlement of the audit of the Company's 2003 Federal Income Tax return, the Company's controlling stockholder loaned the Company $166,500. The note bears interest at 8.0% and matures August 3, 2008.



                (Remainder of this page left blank intentionally)

                              ALLIANCE HEALTH, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended June 30, 2008 and 2007, respectively, are as follows:

                                           Nine months            Nine months
                                              ended                  ended
                                          June 30, 2008          June 30, 2007
                                          -------------          -------------
     Federal:
       Current                               $    --                 $(7,449)
       Deferred                                   --                      --
                                             -------                 -------
                                                  --                      --
                                             -------                 -------
     State:
       Current                                    --                      --
       Deferred                                   --                      --
                                             -------                 -------
                                                  --                      --
                                             -------                 -------

       Total                                 $    --                 $(7,449)
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

The Company's income tax expense (benefit) for each of the nine months ended June 30, 2008 and 2007, respectively, are as follows:

                                                               Nine months       Nine months
                                                                  ended             ended
                                                              June 30, 2008     June 30, 2007
                                                              -------------     -------------
Statutory rate applied to income before income taxes             $(5,700)          $(5,570)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                  --                --
  Tax refund received on carryback of net operating
   loss and final settlement of 2003 audit of Form 1120               --            (7,449)
  Other, including reserve for deferred tax asset and
   application of net operating loss carryforward                  5,700             5,570
                                                                 -------           -------

     Income tax expense                                          $    --           $(7,449)
                                                                 =======           =======

The Company's only temporary differences as of June 30, 2008 and 2007 relates solely to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2008 and 2007, respectively, is nominal and not material to the accompanying financial statements.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine month periods ended June 30, 2008 and 2007, respectively.

General and administrative expenses for the nine month periods ended June 30, 2008 and 2007 were related to the maintenance of the corporate entity since the adoption of the Company's current business plan. The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective nine month periods ended June 30, 2008 and 2007 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2008 and 2007, the Company had working capital of approximately $(183,000) and $6,500.

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

(3)  PLAN OF BUSINESS

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

(4) LIQUIDITY AND CAPITAL RESOURCES

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


Dated: August 1, 2008                       /s/ Sarkis J. Kechejian, M. D.
       --------------                       ------------------------------------
                                                      Sarkis J. Kechejian, M. D.
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director