Form 10KSB
period 2008-09-30
ALLIANCE HEALTH INC
filed 2008-10-29
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The issuer's revenues for the fiscal year ended September 30, 2008 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of December 20, 2008 was approximately $-0-, as there are no current quotes available for the Registrant’s equity securities.

As of October 27, 2008, there were 1,534,066 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes  ☐   No  ☒

Alliance Health, Inc.
Form 10-KSB for the year ended September 30, 2008

Index to Contents

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

In December 1987, pursuant to a Registration Statement under the Securities Act of 1933, as amended, on Form S-1, approximately 680,500 shares of the Company’s common stock were distributed to the holders of record on September 30, 1987 of K Med common stock.

On June 26, 1989, pursuant to a Stock Purchase Agreement, the Company sold an aggregate 1,800,000 shares of the Company’s common stock for $140,000 cash and certain leasehold improvements valued at $40,000.  The sale of these shares by the Company were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof for non-public offerings.  This transaction closed on June 30, 1989.

The Company had no business activity until July 1989 at which time it began to operate, through its wholly owned subsidiary, Alliance KMC, Inc., one medical clinic in Dallas, Texas, which it closed the same year.

On May 12, 1995, the Company acquired the marketing division of K Clinics, P. A. (K Clinics), from K Clinics, an affiliate of the Company.  For several years, this marketing operation continued to contract to perform advertising and marketing services for 19 medical clinics operated as or for S. J. Kechejian, M. D., P. A., Aldine Medical Associates, Metroplex Specialties, P. A. and/or Metro Pharmacy, Inc., located throughout the Dallas/Ft. Worth Metroplex and East Texas.  Sarkis J. Kechejian, M. D. (Dr. Kechejian) is the President and principal shareholder of the Company.  He is also the sole owner of K Clinic Administration, S. J. Kechejian, M. D., P. A., Metro Pharmacy, Inc. and Metroplex Specialties, P. A.

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

On October 28, 2002, the Company agreed to sell its operating property and equipment to Dr. Kechejian for 6,333,333 shares of the Company’s common stock and $110,000 in cash.  The sale was consummated on November 29, 2002.

On November 29, 2002, Dr. Kechejian also sold an additional aggregate 4,955,875 shares of the Company’s common stock for $0.33 per share cash or a total consideration of $1,635,439.

A special cash dividend of $0.36 per share, or approximately $552,264, was distributed to all shareholders of record on February 5, 2004.

As a result of these transactions, the Company has no business operations.  Its only assets are cash and cash items.

Current Status

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

The Company’s equity securities are currently not being traded on either the NASDAQ Electronic Bulletin Board or the Pink Sheets.

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

It is anticipated that the Company’s officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations.  In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities).  The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.  The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities.  In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates.  If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock.  In the Company’s judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities.  The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company,  Lack of Continuity of Management).  In the event of such a resignation, the Company’s current management would thereafter have no control over the conduct of the Company’s business.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management’s analysis of the quality of the other Company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company’s limited financing.  This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company’s securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions require prior approval of the stockholders.

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

Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter’s rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s officers and directors, none of whom are professional business analysts (See Management).  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee.  Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

•	Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
•	The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;
•
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

•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The extent to which the business opportunity can be advanced;
•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company have (1) (A) (i) stockholders’ equity of $5 million; and (ii) a market value of publicly held shares of $15 million; and (iii) an operating history of at least two (2) years; OR (B) (i) stockholders’ equity of $4 million; and (ii) market value of listed securities of $50 million (currently listed must meet this requirement and the bid price requirement under Rule 4310(c)(4) for 90 consecutive trading days ($4.00 per share) prior to applying for the listing; and (iii) market value of publicly held shares of $15 million; OR (C) (i) stockholders’ equity of $4 million; and (ii) net income from continuing operations of $750,000 in the most recently completed year or in two of the last three most recently completed fiscal years; and (iii) a market value of publicly held shares of $5 million; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; and (3) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares).  Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Potential investors must recognize that, because of the Company’s limited capital available for investigation and management’s limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

As part of the Company’s investigation, the Company’s executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks.  The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations.  (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected.  Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization.  Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization.  In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction.  As part of such a transaction, the Company’s existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “B” tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares.  This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization.  Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

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

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above.  Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

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

Limited Operating History makes Potential Business Combinations Difficult to Assess

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

NO Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity.  Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

Type of Business To Be Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors.  Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations.  The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Only ONE Director and Officer

Because management consists of only one person, while seeking a business combination, Sarkis J. Kechejian, M. D., the Company’s President, will be the only person responsible in conducting the day-to-day operations of the Company.  The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company.  Dr. Kechejian anticipates devoting only a limited amount of time per month to the business of the Company.  Dr. Kechejian has not entered into a written employment agreement with the Company and he is not expected to do so.  The Company does not anticipate obtaining key man life insurance on Dr. Kechejian.  The loss of the services of Dr. Kechejian would adversely affect development of the Company’s business and its likelihood of continuing operations.

Dependence Upon Management, Limited Participation of Management

The Company will be entirely dependant upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company’s operations.  Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company’s officers and directors.  (See Management.)

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

It is anticipated that the Company’s principal shareholder, Sarkis J. Kechejian, M. D., who is also the Company’s sole Officer and a Company Director, may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction.  In this process, the Company’s principal shareholders may consider his own personal pecuniary benefit rather than the best interest of other Company shareholders.  Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need For Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity.  Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital.  In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder.  However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company.  If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will be made by the Company’s officer, without any input by shareholders.  Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company.  In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

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

Probable Change in Control of The Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current principal shareholder of the Company may agree to sell or transfer all or a portion of the Company’s common stock he owns so to provide the target company with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares Upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.

Limited or No Public Market Exists

There is currently no public market for the Company’s common stock and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all.  If a market should develop, the price may be highly volatile.  Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby.  Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares May Be Required

The future registration of certain “restricted securities” may or may not be required depending on the current or future promulgations of Rule 144 under the Securities Act of 1933, as amended, and/or current or future positions of the SEC or FINRA.

Blue Sky Consideration

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

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

Item 2 - Description of Property

The Company currently maintains a mailing address at 421 E. Airport Freeway, Irving, TX 75062.  The Company’s telephone number there is (972) 255-5533.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s President.

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

PART II

Item 5 - Market for Company’s Common Stock and Related Stockholder Matters

Market for Trading

The Company's common stock was assigned the symbol "ALNH" in a prior period.  However, to the best of management’s knowledge, there is no current market being made in the Company’s securities and no trades have been experienced over the past several years.

As of October 27, 2008, there were approximately 323 shareholders of record of the Company's common stock

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

Dividend policy

No dividends have been paid to date and the Company’s Board of Directors does not anticipate paying dividends in the foreseeable future.  It is the current policy of the Company’s Board of Directors to retain all earnings, if any, to support future growth and expansion.

Recent issuances of Unregistered Securities

None

Item 6 - Management’s Discussion and Analysis or Plan of Operation

Results of Operations

The Company had no revenue for the respective years ended September 30, 2008 and 2007,  respectively.

During the respective years ended September 30, 2008 and 2007, the Company incurred general and administrative expenses of approximately $9,600 and $9,100, including professional fees of approximately $9,500 and $7,800.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2008 and 2007, the Company had working capital of approximately $(189,000) and $(166,000), inclusive of a note payable and the related accrued interest to the Company’s controlling shareholder of approximately $195,300 and $181,900, respectively.

In 2005, the Company was the subject of an audit of its Form 1120-U. S. Corporation Income Tax Return for the year ended September 30, 2003.  As a result of this audit, it was discovered that certain errors in interpretation were made by the Company’s former independent certified public accounting firm related to the recognition of gains and losses on the sale of fixed assets and operating activities to various entities controlled by the Company’s controlling shareholder.  As a result of this audit, the Company was assessed an additional approximate $143,447 in Federal Income Taxes, plus interest through the payment date of approximately $23,000.  The Company paid the assessment in August 2006 with the proceeds of a loan payable to an affiliate of the Company’s controlling shareholder.  The Company filed litigation against the Company’s former independent certified public accounting firm and recovered the interest assessment of approximately $23,000 in January 2007.  During the year ended September 30, 2007, the Company received a final settlement refund from the IRS of approximately $7,500 related to final adjustments and carrybacks of adjusted net operating losses to prior years with positive taxable income.

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

1)
will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

2)
will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment  advisor,  may be the  subject of any  pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.  For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 8A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Sarkis J. Kechejian, M. D., has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

—
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B - Other Information

None

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Sarkis J. Kechejian, M. D.	70	President, Treasurer, Chief Executive Officer and Chief Financial Officer

Sharilyn J. Bruntz Wilson	57	Vice President and Secretary

The directors named above will serve until the next annual meeting of the Company’s stockholders or until their successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

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

Biographical Information

Sarkis J. Kechejian, M. D. is the President, Treasurer, Sole Director, Chief Executive Officer and Chief Financial Officer of the company.  Additionally, Dr. Kechejian is also president and sole owner of S. J. Kechejian, M. D., P. A., Metro Pharmacy, Inc. and Metroplex Specialties, P. A., all affiliated entities of the Company.

Sharilyn J. Bruntz Wilson is the Vice President and Secretary of the Company.  Ms. Wilson also serves as the Chief Financial Officer of S. J. Kechejian, M. D., P. A. and was Secretary/Treasurer of K Med Centers, Inc. from January, 1987 until December, 1991.  Prior to that time, for over five years, she was a Legal Assistant with several law firms.

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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.  Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended September 30, 2008, there were no Section 16(a) filings made by its directors, officers and 10% holders for such year.

Conflicts of Interest

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company.  There will be occasions when the time requirements of the Company’s business conflict with the demands of the officers’ other business and investment activities.  Such conflicts may require that the Company attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction.  The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company’s other shareholders.  In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company’s other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them.  It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders.  Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

(Remainder of this page left blank intentionally)

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

Name and address	% of Class Number of Shares		Beneficially Owned

Sarkis J. Kechejian, M. D.	796,000	(1)	51.89%
421 E. Airport Freeway
Irving, TX 75062

Nishan J. Kechejian, M. D.	102,300	(2)	6.67%
824 Oak St.
Brockton, MA 02401

Carl Generes	124,000		8.08%
4358 Shady Bend
Dallas, TX 75244

Sharilyn J. Bruntz Wilson	10,309		0.67%
421 E. Airport Freeway
Irving, TX 75062

All directors and officers	806,309		52.56%
as a group (2 persons)

(1)	Includes shares held in the name of Kechejian Foundation (350,000 shares), Kechejian Trust (100,000 shares), Sarkis J. Kechejian Trust (246,000 shares) and Laura Kechejian Trust (100,000 shares).

(2)
Includes shares registered in the name of 24 separate individuals utilizing the same mailing address.  Other than Nishan J. Kechejian (100,000 shares), no other affiliated individual owns more than 100 shares.

Sarkis J. Kechejian and Nishan J. Kechejian are brothers.

Item 12 - Certain Relationships and Related Transactions

The Company currently maintains a mailing address at 421 E. Airport Freeway, Irving, TX 75062.  The Company’s telephone number there is (972) 255-5533.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s President.

Item 13 - Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None

Item 14 - Principal Accountant Fees and Services

Fees paid to the Company’s current principal accountant, S. W. Hatfield, CPA were as follows:

		Year ended	Year ended
		September 30,	September 30,
		2008	2007

1.	Audit fees	$9,750	$12,875
2.	Audit—related fees	—	—
3.	Tax fees	—	—
4.	All other fees	—	—

	Totals	$9,750	$12,875

The Company has not designated a formal audit committee.  However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of S. W. Hatfield, CPA, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by applicable accounting standards.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the appropriate Statement(s) on Auditing Standards.

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2008 and 2007 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2008 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

(Remainder of this page left blank intentionally)

(Financial statements follow, beginning on Page F-1)

ALLIANCE HEALTH, INC.

INDEX

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of September 30, 2008 and 2007	F-3

Statements of Operations and Comprehensive Loss
for the years ended September 30, 2008 and 2007	F-4

Statement of Changes in Stockholders’ Deficit
for the years ended September 30, 2008 and 2007	F-5

Statements of Cash Flows
for the years ended September 30, 2008 and 2007	F-6

Notes to Financial Statements	F-7

S. W. Hatfield, CPA certified public accountants Use our past to assist your future. sm

Report of Registered Independent Certified Public Accounting Firm

Stockholders and Board of Directors
Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc. (a Delaware corporation) (Company) as of September 30, 2008 and 2007 and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended September 30, 2008 and 2007, respectively.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2008 and 2007 and the results of its operations and cash flows for each of the years ended September 30, 2008 and 2007, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
October 21, 2008

214.342.9635
f: 214-342-9601
swhcpa@aol.com

9002 Green Oaks Circle
2nd Floor
Dallas, Texas 75243-7212

ALLIANCE HEALTH, INC.
Balance Sheets
September 30, 2008 and 2007

	September 30,	September 30,
	2008	2007
ASSETS
Current Assets
Cash on hand and in bank	$9,951	$22,536

Total Current Assets	$9,951	$22,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable - trade	$—	$3,989
Accrued liabilities	3,569	2,597
Note payable to stockholder	166,500	166,500
Accrued interest payable to stockholder	28,830	15,473

Total Liabilities	198,899	188,559

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.01 par value
1000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(204,289)	(181,364)

Total Stockholders’ Deficit	(188,948)	(166,023)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,951	$9,825

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Operations and Comprehensive Loss
Years ended September 30, 2008 and 2007

	Year ended	Year ended
	September 30,	September 30,
	2008	2007

Revenues	$—	$—

Operating Expenses
Professional fees	9,468	7,780
General and administrative expense	100	1,343

Total Operating Expenses	9,568	9,123

Loss from Operations	(9,568)	(9,123)

Other Income (Expense)
Interest income	—	—
Interest expense	(13,357)	(13,320)

Loss before Income Taxes	(22,925)	(22,443)

Provision for Income Taxes	—	7,449

Net Loss	(22,925)	(14,994)

Other Comprehensive Income	—	—

Comprehensive Loss	$(22,925)	$(14,994)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$0.00

Weighted-average number of common shares outstanding	1,534,066	1,534,066

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statement of Changes in Stockholders’ Deficit
Years ended September 30, 2008 and 2007

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at October 1, 2006	1,534,066	$15,341	$—	$(166,370)	$(151,029)

Net loss for the year	—	—	—	(14,994)	(14,994)

Balances at September 30, 2007	1,534,066	15,341	—	(181,364)	(166,023)

Net loss for the year	—	—	—	(22,925)	(22,925)

Balances at September 30, 2008	1,534,066	$15,341	$—	$(204,289)	$(188,948)

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Cash Flows
Years ended September 30, 2008 and 2007

	Year ended	Year ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net loss for the year	$(22,925)	$(14,994)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	—	—
(Increase) Decrease in
Litigation settlement receivable	—	23,039
Increase (Decrease) in
Accounts payable and other accrued liabilities	(3,017)	(2,608)
Interest payable to stockholder	13,357	13,320

Net cash provided by (used in) operating activities	(12,585)	18,757

Cash flows from investing activities	—	—

Cash flows from financing activities
Cash received on note payable to stockholder	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(12,585)	18,757

Cash at beginning of year	22,536	3,779

Cash at end of year	$9,951	$22,536

Supplemental disclosure of interest and income taxes paid
Interest paid for the year	$—	$—
Income taxes paid (refunded) for the year	$—	$(7,449)

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Notes to Financial Statements
September 30, 2008 and 2007

Note A - Description of Business

Alliance Health, Inc. (Company), was incorporated on September 4, 1987 in accordance with the Laws of the State of Delaware.

In 1995, the Company acquired the advertising division of K Clinics, P. A., an entity owned by the Company’s majority shareholder, for the purpose of offering advertising and management services to various medical clinics affiliated by common ownership.

During the year ended September 30, 2003, the Company sold all operating activities and assets to various entities owned and/or controlled by the Company’s majority shareholder.  Since that transaction, the Company has had no operations or significant assets.

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Note C - Going Concern Uncertainty

The Company has nominal cash on hand, has no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note C - Going Concern Uncertainty - Continued

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

At September 30, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.	Reclassifications

Certain balance sheet items have been reclassified to conform to the current year’s presentation.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Concentrations of Credit Risk

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage of $250,000 per account type per separate legal entity per financial institution.  During the years ended September 30, 2008 and 2007, respectively, the Company did not maintain deposits in any financial institution with credit risk exposures in excess of statutory FDIC coverage and, accordingly, did not incurred any losses as a result of any unsecured situations.

Note G - Note Payable to Stockholder

In a prior year, to fund the settlement of the audit of the Company’s 2003 Federal Income Tax return by the Internal Revenue Service, the Company’s controlling stockholder loaned the Company $166,500.  The note bears interest at 8.0% and matured August 3, 2008.  The Company  and the controlling shareholder intend to negotiate an extension to this note and, at the present time, has made no demand for repayment.

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the years ended September 30, 2008 and 2007, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2008	2007
Federal:
Current	$—	$(7,449)
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2008, the Company had a cumulative net operating loss carryforward of approximately $74,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note H - Income Taxes - Continued

In 2005, the Company was the subject of an audit of its Form 1120-U. S. Corporation Income Tax Return for the year ended September 30, 2003.  As a result of this audit, it was discovered that certain errors in interpretation were made by the Company’s former independent certified public accounting firm related to the recognition of gains and losses on the sale of fixed assets and operating activities to various entities controlled by the Company’s controlling shareholder.  As a result of this audit, the Company was assessed an additional approximate $143,447 in Federal Income Taxes, plus interest through the payment date of approximately $23,000.  The Company paid the assessment in August 2006 with the proceeds of a loan payable to an affiliate of the Company’s controlling shareholder.  The Company filed litigation against the Company’s former independent certified public accounting firm and recovered the interest assessment of approximately $23,000 in January 2007.

The Company's income tax expense (benefit) for each of the years ended September 30, 2008 and 2007, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2008	2007

Statutory rate applied to income before income taxes	$(7,800)	$(7,630)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Tax refund received on carryback of net operating
loss and final settlement of 2003 audit of Form 1120	—	(7,449)
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	7,800	7,630

Income tax expense	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2008 and 2007, relates solely to the Company’s net operating loss.  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2008 and 2007, respectively:

	January 31,	January 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$25,000	$17,400
Less valuation allowance	(25,000)	(17,400)

Net Deferred Tax Asset	$—	$—

During the year ended September 30, 2008 and 2007, respectively, the valuation allowance for the deferred tax asset increased by approximately $7,600 and $10,300.

(Remainder of this page left blank intentionally)

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Alliance Health, Inc.

Dated: October 27, 2008	By: /s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
Sole Director, President, Treasurer
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Alliance Health, Inc.

Dated: October 27, 2008	By: /s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
Sole Director, President, Treasurer
Chief Executive Officer and
Chief Financial Officer

Dated: October 27, 2008	By: /s/ Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary