Form 10-Q
period 2008-12-31
ALLIANCE HEALTH INC
filed 2009-01-27
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 33-17387

Alliance Health, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2192377
(State of incorporation)	(IRS Employer ID Number)

421 E. Airport Freeway, Irving, TX 75062
(Address of principal executive offices)

(972) 255-5533
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:January 23, 2009: 1,534,066

Transitional Small Business Disclosure Format (check one):  YES  ☐     NO ☒

Alliance Health, Inc.

Form 10-Q for the Quarter ended December 31, 2008

Part I

Item 1 - Financial Statements

Alliance Health, Inc.
Balance Sheets
December 31, 2008 and September 30, 2008

	(Unaudited)	(Audited)
	December 31,	September 30,
	2008	2008
ASSETS
Current Assets
Cash on hand and in bank	$6,001	$9,951

Total Current Assets	6,001	9,951

Total Assets	$6,001	$9,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade and accrued liabilities	$2,229	$3,569
Note payable to controlling shareholder	166,500	166,500
Accrued interest payable to controlling stockholder	32,187	28,830

Total Current Liabilities	200,916	198,899

Long-Term Liabilities
Note payable to controlling stockholder	—	—

Total Liabilities	200,916	198,899

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.01 par value
1000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(210,256)	(204,289)

Total Stockholders’ Equity (Deficit)	(194,915)	(188,948)

Total Liabilities and Stockholders’ Equity	$6,001	$9,951

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Operations
Three months ended December 31, 2008 and 2007

(Unaudited)

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2008	2007

Revenues	$—	$—

Operating Expenses
General and administrative expense	2,610	2,661
Total Operating Expenses	2,610	2,661

Loss from Operations	(2,610)	(2,661)

Other Income (Expense)
Interest income	—	—
Interest expense	(3,357)	(3,357)

Loss before Income Taxes	(5,967)	(6,018)

Provision for Income Taxes	—	—

Net Income (Loss)	(5,967)	(6,018)

Other Comprehensive Income	—	—

Comprehensive Income (Loss)	$(5,967)	$(6,018)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$0.00	$0.00

Weighted-average number of common shares outstanding	1,534,066	1,534,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Cash Flows
Three months ended December 31, 2008 and 2007

(Unaudited)

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities
Net income (loss) for the period	$(5,967)	$(6,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—
(Increase) Decrease in
Lawsuit settlement receivable	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(1,340)	(5,164)
Accrued interest payable to stockholder	3,357	3,357
Income taxes payable	—	—

Net cash provided by (used in) operating activities	(3,950)	(7,825)

Cash flows from investing activities	—	—

Cash flows from financing activities	—	—

Increase (Decrease) in Cash	(3,950)	(7,825)

Cash at beginning of period	9,951	22,536

Cash at end of period	$6,001	$14,711

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid (refunded) for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Notes to Financial Statements
December 31, 2008 and 2007

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company’s financial statements for the year ended September 30, 2008.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2009.

Alliance Health, Inc.
Notes to Financial Statements - Continued
December 31, 2008 and 2007

Note C - Going Concern Uncertainty

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.  The Company has nominal cash on hand, has no operating assets and has a business plan with inherent risk.

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

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2005.  The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the year ended September 30, 2003 during 2005 and closed said examination in 2006.  The Company has been effectively dormant since that time and does not anticipate any examinations of returns filed since 2005.

The Company uses the asset and liability method of accounting for income taxes.  At December 31,, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Alliance Health, Inc.
Notes to Financial Statements - Continued
December 31, 2008 and 2007

Note D - Summary of Significant Accounting Policies - Continued

2.	Income taxes - continued

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on October 1, 2007.  FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

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

At December 31, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

Alliance Health, Inc.
Notes to Financial Statements - Continued
December 31, 2008 and 2007

Note F - Concentrations of Credit Risk

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage of $250,000 per account type per separate legal entity per financial institution.  During the years ended September 30, 2008 and 2007, respectively, and the periods subsequent thereto, the Company did not maintain deposits in any financial institution with credit risk exposures in excess of statutory FDIC coverage and, accordingly, did not incurred any losses as a result of any unsecured situations.

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

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the three month periods ended December 31, 2008 and 2007, respectively, are as follows:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2008	2007
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of December 31,, 2008, the Company had a cumulative net operating loss carryforward of approximately $80,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

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

Alliance Health, Inc.
Notes to Financial Statements - Continued
December 31, 2008 and 2007

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2008 and 2007, respectively, are as follows:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2008	2007

Statutory rate applied to income before income taxes	$(2,000)	$(2,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward	2,000	2,000

Income tax expense	$—	$—

The Company’s only temporary differences as of December 31, 2008 and 2007 relates solely to the Company’s net operating loss.  Accordingly, any deferred tax asset, has been fully reserved and is not material to the accompanying financial statements.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	Results of Operations

The Company had no revenue for either of the three month periods ended December 31, 2008 and 2007, respectively.

General and administrative expenses for the three month periods ended December 31, 2008 and 2007 were related to the maintenance of the corporate entity since the adoption of the Company’s current business plan.  The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective three month periods ended December 31, 2008 and 2007 were $-0- and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

At December 31, 2008 and 2007, respectively, the Company had working capital of approximately $(195,000) and $(172,000).  The deficiency relates directly to a note payable and the related accrued interest thereon payable to the Company’s controlling shareholder.  The proceeds of this note were used to satisfy a 2006 assessment by the Internal Revenue Service.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.   It is anticipated that the Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities and there is no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(4)	Critical Accounting Policies

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

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)           Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Alliance Health, Inc.

Dated: January 23, 2009	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
President, Chief Executive Officer,
Chief Financial Officer and Director