Form 10-Q
period 2009-03-31
ALLIANCE HEALTH INC
filed 2009-05-07
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	For the transition period from ______________ to _____________

Commission File Number: 33-17387

Alliance Health, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2192377
(State of incorporation)	(IRS Employer ID Number)

421 E. Airport Freeway, Irving, TX 75062
(Address of principal executive offices)

(972) 255-5533
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒   NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 27, 2009: 1,534,066

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

Alliance Health, Inc.

Form 10-Q for the Quarter ended March 31, 2009

Part I

Item 1 - Financial Statements

Alliance Health, Inc.
Balance Sheets
March 31, 2009 and September 30, 2008

	(Unaudited)	(Audited)
	March 31,	September 30,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$4,531	$9,951

Total Current Assets	4,531	9,951

Total Assets	$4,531	$9,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade and accrued liabilities	$2,899	$3,569
Note payable to controlling shareholder	166,500	166,500
Accrued interest payable to controlling stockholder	35,472	28,830

Total Current Liabilities	204,871	198,899

Long-Term Liabilities
Note payable to controlling stockholder	—	—

Total Liabilities	204,871	198,899

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.01 par value
1,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(215,681)	(204,289)

Total Stockholders’ Equity (Deficit)	(200,340)	(188,948)

Total Liabilities and Stockholders’ Equity	$4,531	$9,951

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Operations
Six and Three months ended March 31, 2009 and 2008

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Operating Expenses
General and administrative expense	4,750	4,672	2,140	2,011
Total Operating Expenses	4,750	4,672	2,140	2,011

Loss from Operations	(4,750)	(4,672)	(2,140)	(2,011)

Other Income (Expense)
Interest income	—	—	—	—
Interest expense	(6,642)	(6,678)	(3,285)	(3,321)

Loss before Income Taxes	(11,392)	(11,350)	(5,425)	(5,332)

Provision for Income Taxes	—	—	—	—

Net Loss	(11,392)	(11,350)	(5,425)	(5,332)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(11,392)	$(11,350)	$(5,425)	$(5,332)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.01)	$0.00	$0.00

Weighted-average number of common shares outstanding	1,534,066	1,534,066	1,534,066	1,534,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Cash Flows
Six months ended March 31, 2009 and 2008

(Unaudited)

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities
Net loss for the period	$(11,392)	$(11,350)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	—	—
(Increase) Decrease in
Lawsuit settlement receivable	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(670)	(4,652)
Accrued interest payable to stockholder	6,642	6,678
Income taxes payable	—	—

Net cash provided by (used in) operating activities	(5,420)	(9,324)

Cash flows from investing activities	—	—

Cash flows from financing activities	—	—

Increase (Decrease) in Cash	(5,420)	(9,324)

Cash at beginning of period	9,951	22,536

Cash at end of period	$4,531	$13,212

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid (refunded) for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended September 30, 2008.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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
March 31, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2009 and September 30, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Alliance Health, Inc.
Notes to Financial Statements - Continued
March 31, 2009 and 2008

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

At March 31, 2009 and 2008, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Alliance Health, Inc.
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note F - Concentrations of Credit Risk

The Company maintains its cash account in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to the aggregate statutory in-force coverage per account type per separate legal entity per financial institution.  During the two year period through September 30, 2008 and the periods subsequent thereto, the Company did not maintain deposits in any financial institution with credit risk exposures in excess of statutory FDIC coverage and, accordingly, did not incur any losses as a result of any unsecured situations.

Note G - Note Payable to Stockholder

In a prior year, to settle the results of an Internal Revenue Service audit of the Company’s 2003 Federal Income Tax return, the Company’s controlling stockholder loaned the Company $166,500.  The note bears interest at 8.0% and matured August 3, 2008.  The Company and the controlling shareholder intend to negotiate an extension to this note and, at the present time, has made no demand for repayment.

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the six month periods ended March 31, 2009 and 2008, respectively, are as follows:

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of March 31, 2009, the Company had a cumulative net operating loss carryforward of approximately $85,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

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

Alliance Health, Inc.
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2009 and 2008, respectively, are as follows:

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2009	2008

Statutory rate applied to income before income taxes	$(3,800)	$(3,800)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,800	3,800

Income tax expense	$—	$—

The Company’s only temporary differences as of March 31, 2009 and September 30, 2008 relates solely to the Company’s net operating loss.  Accordingly, any deferred tax asset, has been fully reserved and is not material to the accompanying financial statements.

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

The Company had no revenue for either of the six or three month periods ended March 31, 2009 and 2008, respectively.

General and administrative expenses for the respective six and three month periods ended March 31, 2009 and 2008 were directly related to the maintenance of the corporate entity since the adoption of the Company’s current business plan.  The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective six month periods ended March 31, 2009 and 2008 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires an operating subsidiary.

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

At March 31, 2009 and September 30, 2008, respectively, the Company had working capital of approximately $(200,000) and $(189,000).  The deficiency relates directly to a note payable and the related accrued interest thereon payable to the Company’s controlling shareholder.  The proceeds of this note were used to satisfy a 2006 assessment by the Internal Revenue Service.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Alliance Health, Inc.

Dated: April 30, 2009	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
President, Chief Executive Officer,
Chief Financial Officer and Director