Form 10-Q
period 2009-06-30
ALLIANCE HEALTH INC
filed 2009-08-03
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 24, 2009: 1,534,066

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Alliance Health, Inc.

Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

Alliance Health, Inc.
Balance Sheets
June 30, 2009 and September 30, 2008

	(Unaudited)	(Audited)
	June 30,	September 30,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$3,101	$9,951

Total Current Assets	3,101	9,951

Total Assets	$3,101	$9,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade and accrued liabilities	$2,990	$3,569
Note payable to controlling shareholder	166,500	166,500
Accrued interest payable to controlling stockholder	38,793	28,830

Total Current Liabilities	208,283	198,899

Long-Term Liabilities
Note payable to controlling stockholder	—	—

Total Liabilities	208,283	198,899

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.01 par value
1,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(221,416)	(204,289)

Total Stockholders’ Equity (Deficit)	(205,182)	(188,948)

Total Liabilities and Stockholders’ Equity	$3,101	$9,951

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Operations
Nine and Three months ended June 30, 2009 and 2008

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Operating Expenses
General and administrative expense	6,271	6,798	1,521	2,125
Total Operating Expenses	6,271	6,798	1,521	2,125

Loss from Operations	(6,271)	(6,798)	(1,521)	(2,125)

Other Income (Expense)
Interest income	—	—	—	—
Interest expense	(9,963)	(9,999)	(3,321)	(3,321)

Loss before Income Taxes	(16,234)	(16,797)	(4,842)	(5,446)

Provision for Income Taxes	—	—	—	—

Net Loss	(16,234)	(16,797)	(4,842)	(5,446)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(16,234)	$(16,797)	$(4,842)	$(5,446)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$(0.01)	$0.00	$0.00

Weighted-average number of common shares outstanding	1,534,066	1,534,066	1,534,066	1,534,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Cash Flows
Nine months ended June 30, 2009 and 2008

(Unaudited)

	Nine months	Nine months
	ended	ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities
Net loss for the period	$(16,234)	$(16,797)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	—	—
(Increase) Decrease in
Lawsuit settlement receivable	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(579)	4,021
Accrued interest payable to stockholder	9,963	9,999
Income taxes payable	—	—

Net cash provided by (used in) operating activities	(6,850)	(10,819)

Cash flows from investing activities	—	—

Cash flows from financing activities	—	—

Increase (Decrease) in Cash	(6,850)	(10,819)

Cash at beginning of period	9,951	22,536

Cash at end of period	$3,101	$11,717

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid (refunded) for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

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
June 30, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2009 and September 30, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Alliance Health, Inc.
Notes to Financial Statements - Continued
June 30, 2009 and 2008

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

At June 30, 2009 and 2008, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
June 30, 2009 and 2008

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

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the six and three month periods ended June 30, 2009 and 2008, respectively, are as follows:

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—
	—	—	—	—
State:
Current	—	—	—	—
Deferred	—	—	—	—
	—	—	—	—

Total	$—	$—	$—	$—

As of June 30, 2009, the Company had a cumulative net operating loss carryforward of approximately $54,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

Alliance Health, Inc.
Notes to Financial Statements - Continued
June 30, 2009 and 2008

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2009 and 2008, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008

Statutory rate applied to income before income taxes	$(5,500)	$(5,700)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	5,500	5,700

Income tax expense	$—	$—

The Company’s only temporary difference as of June 30, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of June 30, 2009 and September 30, 2008, respectively, the deferred tax asset is as follows:

	June 30,	September 30,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$18,400	$12,900
Less valuation allowance	(18,400)	(12,900)

Net Deferred Tax Asset	$—	$—

During the nine months ended June 30, 2009 and the year ended December 31, 2008,  respectively, the valuation allowance against the deferred tax asset increased by approximately $5,500 and $7,800.

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

The Company had no revenue for either of the six or three month periods ended June 30, 2009 and 2008, respectively.

General and administrative expenses for the respective six and three month periods ended June 30, 2009 and 2008 were approximately $6,300 and $6,800, which were directly related to the maintenance of the corporate entity since the adoption of the Company’s current business plan.  The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective nine month periods ended June 30, 2009 and 2008 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At June 30, 2009 and September 30, 2008, respectively, the Company had working capital of approximately $(205,000) and $(189,000).  The deficiency relates directly to a note payable and the related accrued interest thereon payable to the Company’s controlling shareholder.  The proceeds of this note were used to satisfy a 2006 assessment by the Internal Revenue Service.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Alliance Health, Inc.

Dated: July 24, 2009	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
President, Chief Executive Officer,
Chief Financial Officer and Director