Form 10-K
period 2009-09-30
ALLIANCE HEALTH INC
filed 2009-12-11
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 10, 2009 was approximately $ -0- as there are no current quotes for the Registrant’s equity securities.

As of December 10, 2009, there were 1,534,066 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes ☐  No ☒

Alliance Health, Inc.
Form 10-K for the year ended September 30, 2009

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

On May 12, 1995, the Company acquired the marketing division of K Clinics, P. A. (K Clinics), from K Clinics, an affiliate of the Company.  For several years, this marketing operation continued to contract to perform advertising and marketing services for 19 medical clinics operated as or for S. J. Kechejian, M. D., P. A., Aldine Medical Associates, Metroplex Specialties, P. A. and/or Metro Pharmacy, Inc., located throughout the Dallas/Ft. Worth Metroplex and East Texas.  Sarkis J. Kechejian, M. D. (Dr. Kechejian) is the President and principal shareholder of the Company.  He is also the sole owner of K Clinic, S. J. Kechejian, M. D., P. A., Metro Pharmacy, Inc. and Metroplex Specialties, P. A.

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

As a result of these transactions, the Company has limited cash on hand, no ongoing operations or operating assets.

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

Only ONE Person Guiding Operations

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

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  These audited financial statements must be furnished within 4 days following the effective date of a business combination.  Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10-SB filings.  The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented.  If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

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

As of December 10, 2009, there were approximately 323 shareholders of record of the Company's common stock.

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

Recent issuances of Unregistered Securities

None

Item 6 - Management’s Discussion and Analysis or Plan of Operation

Results of Operations

The Company had no revenue for the respective years ended September 30, 2009 and 2008,  respectively.

During the respective years ended September 30, 2009 and 2008, the Company incurred general and administrative expenses of approximately $7,800 and $9,600, including professional fees of approximately $7,700 and $9,500.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2009 and 2008, the Company had working capital of approximately $(210,000) and $(189,000), inclusive of a note payable and the related accrued interest to the Company’s controlling shareholder of approximately $208,650 and $195,300, respectively.

Because of the Company's limited cash and lack of other operating assets, its continuance may become fully dependent upon the majority stockholder's support.  In the event this happens, the majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control B Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B - Other Information

None

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Sarkis J. Kechejian, M. D.	71	President, Treasurer,
		Chief Executive Officer and
		Chief Financial Officer

Sharilyn J. Bruntz Wilson	58	Vice President and Secretary

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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.  Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended September 30, 2009, there were no Section 16(a) filings made by its directors, officers and 10% holders for such year.

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

			% of Class
Name and address	Number of Shares		Beneficially Owned

Sarkis J. Kechejian, M. D.	796,000	(1)	51.89%
421 E. Airport Freeway
Irving, TX 75062

Rita Kechejian	102,300	(2)	6.67%
824 Oak St.
Brockton, MA 02401

Carl Generes	124,000		8.08%
4358 Shady Bend
Dallas, TX 75244

Sharilyn J. Bruntz Wilson
421 E. Airport Freeway
Irving, TX 75062	10,309		0.67%

All directors and officers	806,309		52.56%
as a group (2 persons)

(1)	Includes shares held in the name of Kechejian Foundation (350,000 shares), Kechejian Trust (100,000 shares), Sarkis J. Kechejian Trust (246,000 shares) and Laura Kechejian Trust (100,000 shares).

(2)
Includes shares registered in the name of 24 separate individuals utilizing the same mailing address.  Other than Rita Kechejian (100,000 shares), no other affiliated individual owns more than 100 shares.

Sarkis J. Kechejian and Rita Kechejian are brother and sister-in-law.

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

Item 13 - Exhibits and Reports on Form 8-K

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None

Item 14 - Principal Accountant Fees and Services

Fees paid to the Company’s current principal accountant, S. W. Hatfield, CPA were as follows:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008

1. Audit fees	$6,625	$9,750
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—

Totals	$6,625	$9,750

1.
Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by S. W. Hatfield, CPA in connection with statutory and regulatory filings or engagements.

2.
Audit Related fees consist of fees billed for assurance and related services by our principal accountant that are related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

3.
Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2009 and 2008 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2009 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

(Financial statements follow, beginning on Page F-1)

ALLIANCE HEALTH, INC.

INDEX

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of September 30, 2009 and 2008	F-3

Statements of Operations and Comprehensive Loss
for the years ended September 30, 2009 and 2008	F-4

Statement of Changes in Stockholders’ Deficit
for the years ended September 30, 2009 and 2008	F-5

Statements of Cash Flows
for the years ended September 30, 2009 and 2008	F-6

Notes to Financial Statements	F-7

Letterhead of S. W. Hatfield, CPA

Report of Registered Independent Certified Public Accounting Firm

Stockholders and Board of Directors
Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc. (a Delaware corporation) (Company) as of September 30, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended September 30, 2009 and 2008, respectively.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2009 and 2008 and the results of its operations and cash flows for each of the years ended September 30, 2009 and 2008, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
November 25, 2009 (except for Note 1
to which the date is December 10, 2009)

ALLIANCE HEALTH, INC.
Balance Sheets
September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008
ASSETS

Current Assets
Cash on hand and in bank	$1,981	$9,951

Total Current Assets	$1,981	$9,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable - trade	$—	$—
Accrued liabilities	3,391	3,569
Note payable to stockholder	166,500	166,500
Accrued interest payable to stockholder	42,150	28,830

Total Liabilities	212,041	198,899

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.01 par value
1,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(225,401)	(204,289)

Total Stockholders’ Deficit	(210,060)	(188,948)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,981	$9,951

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Operations and Comprehensive Loss
Years ended September 30, 2009 and 2008

	Year ended	Year ended
	September 30,	September 30,
	2009	2008

Revenues	$—	$—

Operating Expenses
Professional fees	7,692	9,468
General and administrative expense	100	100
Total Operating Expenses	7,792	9,568

Loss from Operations	(7,792)	(9,568)

Other Income (Expense)
Interest income	—	—
Interest expense	(13,320)	(13,357)

Loss before Income Taxes	(21,112)	(22,925)

Provision for Income Taxes	—	—

Net Loss	(21,112)	(22,925)

Other Comprehensive Income	—	—

Comprehensive Loss	$(21,112)	$(22,925)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	1,534,066	1,534,066

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statement of Changes in Stockholders’ Deficit
Years ended September 30, 2009 and 2008

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances at
October 1, 2007	1,534,066	$15,341	$—	$(181,364)	$(151,029)

Net loss for the year	—	—	—	(22,925)	(22,925)

Balances at
September 30, 2008	1,534,066	15,341	—	(204,289)	(188,948)

Net loss for the year	—	—	—	(21,112)	(21,112)

Balances at
September 30, 2009	1,534,066	$15,341	$—	$(225,401)	$(210,060)

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Cash Flows
Years ended September 30, 2009 and 2008

	Year ended	Year ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities
Net loss for the year	$(21,112)	$(22,925)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(178)	(3,017)
Interest payable to stockholder	13,320	13,357

Net cash provided by (used in) operating activities	(7,970)	(12,585)

Cash flows from investing activities	—	—

Cash flows from financing activities
Cash received on note payable to stockholder	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(7,970)	(12,585)

Cash at beginning of year	9,951	22,536

Cash at end of year	$1,981	$9,951

Supplemental disclosure of interest and income taxes paid
Interest paid for the year	$—	$—
Income taxes paid (refunded) for the year	$—	$—

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Notes to Financial Statements
September 30, 2009 and 2008

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
September 30, 2009 and 2008

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before Fiscal 2006.  The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the year ended September 30, 2003 during 2005 and closed said examination during 2006.  The Company has been effectively dormant since that time and does not anticipate any examinations of returns filed since 2006.

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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
September 30, 2009 and 2008

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

At September 30, 2009 and 2008, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - Concentrations of Credit Risk

Financial instruments, which potentially subject us to a concentration of risk, include, principally, cash and accounts receivable.  All of our customers were based in the United States at this time and we are not subject to exchange risk at this time.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the years ended September 30, 2009 and 2008, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

Note G - Note Payable to Stockholder

In a prior year, the Company’s controlling stockholder loaned the Company $166,500.  The note bears interest at 8.0% and originally matured on August 3, 2008.  The Company and the controlling shareholder intend to negotiate an extension to this note and, at the present time, has made no demand for repayment.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
September 30, 2009 and 2008

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the years ended September 30, 2009 and 2008, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2009, the Company had a cumulative net operating loss carryforward of approximately $59,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended September 30, 2009 and 2008, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008

Statutory rate applied to income before income taxes	$(7,200)	$(7,800)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	7,200	7,800

Income tax expense	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2009 and 2008, relates solely to the Company’s net operating loss.  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2009 and 2008, respectively:

	January 31,	January 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$20,000	$13,000
Less valuation allowance	(20,000)	(13,000)

Net Deferred Tax Asset	$—	$—

During the year ended September 30, 2009 and 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $7,000 and $7,900.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE I - Subsequent Events

Management has evaluated all activity of the Company through December 10, 2009 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Alliance Health, Inc.

Dated: December 10, 2009	By:	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
Sole Director, President, Treasurer
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Alliance Health, Inc.

Dated: December 10, 2009	By:	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
Sole Director, President, Treasurer
Chief Executive Officer and
Chief Financial Officer

Dated: December 10, 2009	By:	/s/ Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary