Form 10-Q
period 2009-12-31
ALLIANCE HEALTH INC
filed 2010-02-16
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 1, 2010: 1,534,066

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Alliance Health, Inc.

Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

Alliance Health, Inc.
Balance Sheets
December 31, 2009 and September 30, 2009

	(Unaudited)	(Audited)
	December 31,	September 30,
	2009	2009
ASSETS
Current Assets
Cash on hand and in bank	$2,276	$1,981

Total Current Assets	2,276	1,981

Total Assets	$2,276	$1,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade and accrued liabilities	$2,086	$3,391
Note payable to controlling shareholder	169,900	166,500
Accrued interest payable to controlling stockholder	45,513	42,150

Total Current Liabilities	217,499	212,041

Long-Term Liabilities	—	—

Total Liabilities	217,499	212,041

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.01 par value
1000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(230,564)	(225,401)

Total Stockholders’ Equity (Deficit)	(215,223)	(210,060)

Total Liabilities and Stockholders’ Equity	$2,276	$1,981

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Operations
Three months ended December 31, 2009 and 2008

(Unaudited)

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2009	2008

Revenues	$—	$—

Operating Expenses
General and administrative expense	1,800	2,610

Total Operating Expenses	1,800	2,610

Loss from Operations	(1,800)	(2,610)

Other Income (Expense)
Interest income	—	—
Interest expense	(3,363)	(3,357)

Loss before Income Taxes	(5,163)	(5,967)

Provision for Income Taxes	—	—

Net Income (Loss)	(5,163)	(5,967)

Other Comprehensive Income	—	—

Comprehensive Income (Loss)	$(5,163)	$(5,967)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$0.00	$0.00

Weighted-average number of common shares outstanding	1,534,066	1,534,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Cash Flows
Three months ended December 31, 2009 and 2008

(Unaudited)

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2009	2008

Cash flows from operating activities
Net income (loss) for the period	$(5,163)	$(5,967)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	—	—
(Increase) Decrease in
Lawsuit settlement receivable	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(1,305)	(1,340)
Accrued interest payable to stockholder	3,363	3,357
Income taxes payable	—	—

Net cash provided by (used in) operating activities	(3,105)	(3,950)

Cash flows from investing activities	—	—

Cash flows from financing activities
Cash advanced by officer/shareholder	3,400	—

Increase (Decrease) in Cash	(295)	(3,950)

Cash at beginning of period	1,981	9,951

Cash at end of period	$2,276	$6,001

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid (refunded) for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended September 30, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2010.

Alliance Health, Inc.
Notes to Financial Statements - Continued
December 31, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 and September 30, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Alliance Health, Inc.
Notes to Financial Statements - Continued
December 31, 2009 and 2008

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

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  Through the period through December 31, 2009 and subsequent thereto, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

Alliance Health, Inc.
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note G - Note Payable to Stockholder

In the current period and in a prior year, the Company’s controlling stockholder has loaned the Company an aggregate $169,900.  The note bears interest at 8.0% and is due upon demand.  The controlling shareholder has made no demand for repayment.

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the three month periods ended December 31, 2009 and 2008, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of December 31, 2009, the Company had a cumulative net operating loss carryforward of approximately $64,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2009 and 2008, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008

Statutory rate applied to income before income taxes	$(1,800)	$(2,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward	1,800	2,000

Income tax expense	$—	$—

(Remainder of this page left blank intentionally)

Alliance Health, Inc.
Notes to Financial Statements - Continued
December 31, 2009 and 2008

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2009 and September 30, 2009, respectively, relates solely to the Company’s net operating loss.  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2009 and September 30, 2009, respectively:

	December 31,	September 30,
	2009	2009
Deferred tax assets
Net operating loss carryforwards	$21,800	$20,000
Less valuation allowance	(21,800)	(20,000)

Net Deferred Tax Asset	$—	$—

During the three months ended December 31, 2009 and the year ended September 30, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,800 and $7,200.

NOTE I - Subsequent Events

Management has evaluated all activity of the Company through February 4, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(2)      Results of Operations

The Company had no revenue for either of the three month periods ended December 31, 2009 and 2008, respectively.

General and administrative expenses for the three month periods ended December 31, 2009 and 2008 were related to the maintenance of the corporate entity since the adoption of the Company’s current business plan.  The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective three month periods ended December 31, 2009 and 2008 were $-0- and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At December 31, 2009 and 2008, respectively, the Company had working capital of approximately $(215,000) and $(195,000).  The deficiency relates principally to a note payable and the related accrued interest thereon payable to the Company’s controlling shareholder.  The proceeds of this note were used to satisfy a 2006 assessment by the Internal Revenue Service.

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

Item 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Alliance Health, Inc.

Dated: February 4, 2010	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
President, Chief Executive Officer,
Chief Financial Officer and Director