Form 10-Q
period 2010-03-31
ALLIANCE HEALTH INC
filed 2010-05-13
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 11, 2010: 1,534,066

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Alliance Health, Inc.

Form 10-Q for the Quarter ended March 31, 2010

Part I

Item 1 - Financial Statements

Alliance Health, Inc.
Balance Sheets
March 31, 2010 and September 30, 2009

	(Unaudited)	(Audited)
	March 31,	September 30,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$781	$1,981

Total Current Assets	$781	$1,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable - trade	$—	$—
Accrued liabilities	2,516	3,391
Note payable to stockholder	169,900	166,500
Accrued interest payable to stockholder	48,864	42,150

Total Liabilities	221,280	212,041

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.01 par value
1,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(235,840)	(225,401)

Total Stockholders’ Deficit	(220,499)	(210,060)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$781	$1,981

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Operations and Comprehensive Loss
Six and Three months ended March 31, 2010 and 2009

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—

Operating Expenses
Professional fees	3,350	4,650	1,550	2,040
General and administrative expense	375	100	375	100
Total Operating Expenses	3,725	4,750	1,925	2,140

Loss from Operations	(3,725)	(4,750)	(1,925)	(2,140)

Other Income (Expense)
Interest income	—	—
Interest expense	(6,714)	(6,642)	(3,350)	(3,285)

Loss before Income Taxes	(10,439)	(11,392)	(5,275)	(5,425)

Provision for Income Taxes	—	—	—	—

Net Loss	(10,439)	(11,392)	(5,275)	(5,425)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(10,439)	$(11,392)	$(5,275)	$(5,425)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	1,534,066	1,534,066	1,534,066	1,534,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Cash Flows
Six months ended March 31, 2010 and 2009

(Unaudited)

	March 31,	March 31,
	2010	2009

Cash flows from operating activities
Net loss for the period	$(10,439)	$(11,392)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(875)	(670)
Interest payable to stockholder	6,714	6,642

Net cash provided by (used in) operating activities	(1,200)	(5,420)

Cash flows from investing activities	—	—

Cash flows from financing activities
Cash received on note payable to stockholder	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(1,200)	(5,420)

Cash at beginning of year	1,981	9,951

Cash at end of year	$781	$4,531

Supplemental disclosure of interest and income taxes paid
Interest paid for the year	$—	$—
Income taxes paid (refunded) for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Notes to Financial Statements
March 31, 2010 and September 30, 2009

Note A - Description of Business

Alliance Health, Inc. (Company), was incorporated on September 4, 1987 in accordance with the Laws of the State of Delaware.

In 1995, the Company acquired the advertising division of K Clinics, P. A., an entity owned by the Company’s majority stockholder, for the purpose of offering advertising and management services to various medical clinics affiliated by common ownership.

During the year ended September 30, 2003, the Company sold all operating activities and assets to various entities owned and/or controlled by the Company’s majority stockholder.  Since that transaction, the Company has had no operations or significant assets.

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

Alliance Health, Inc.
Notes to Financial Statements - Continued
March 31, 2010 and September 30, 2009

Note C - Going Concern Uncertainty

Since September 2003, the Company has had no operations and currently has nominal cash on hand, no operating assets and a business plan with inherent risk.  The Company’s current business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  Management is of the belief that sufficient operating capital exists to support the Company’s requirements during the next twelve months.  However, should the current working capital be insufficient, the Company may become reliant on additional funds loaned by management and/or significant stockholders.  In this scenario, the Company’s current majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

In such a restricted cash flow scenario, the Company may be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s articles of incorporation authorizes the issuance of up to 1,000,000 million shares of preferred stock and 20,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Alliance Health, Inc.
Notes to Financial Statements - Continued
March 31, 2010 and September 30, 2009

Note D - Summary of Significant Accounting Policies - Continued

2.	Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2006.  The Company does not anticipate any examinations of returns filed since 2006.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and September 30, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At March 31, 2010 and 2009, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
March 31, 2010 and September 30, 2009

Note E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Note Payable to Stockholder

In a prior year, the Company’s controlling stockholder loaned the Company $166,500.  The note bears interest at 8.0%, is unsecured and originally matured on August 3, 2008.  This note is currently due upon demand and no demand for repayment.

The Company and its controlling stockholder have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, the Company’s controlling stockholder has advanced the Company an additional $3,400 at an interest rate of 6.0% per annum.  These advances are due upon demand, piggyback the note payable discussed above and are unsecured.

Note G - Income Taxes

The  components of income tax (benefit) expense for each of the six month periods ended March 31, 2010 and 2009, respectively, are as follows:

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2010	2009

Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of March 31, 2010, the Company has a cumulative net operating loss carryforward of approximately $70,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

Alliance Health, Inc.
Notes to Financial Statements - Continued
March 31, 2010 and September 30, 2009

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2010	2009

Statutory rate applied to income before income taxes	$(3,500)	$(3,900)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,500	3,900

Income tax expense	$—	$—

The Company’s only temporary difference as of March 31, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$23,500	$20,000
Less valuation allowance	(23,500)	(20,000)

Net Deferred Tax Asset	$—	$—

During the six month period ended March 31, 2010 and for the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,500 and $7,200.

Note H - Subsequent Events

Management has evaluated all activity of the Company through May 12, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the six or three month periods ended March 31, 2010 or 2009, respectively.

General and administrative expenses for the six and three month periods ended March 31, 2010 and 2009 were solely and directly related to the maintenance of the corporate entity since the adoption of the Company’s current business plan.  The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective six and three month periods ended March 31, 2010 and 2009 were $(0.01), $(0.01), $-0- and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At March 31, 2010 and September 30, 2009, respectively, the Company had a working capital deficit of approximately $(221,000) and $(210,000).  The deficiency relates principally to a note payable and the related accrued interest thereon payable to the Company’s controlling shareholder.  The proceeds of this note were used to satisfy a 2006 assessment by the Internal Revenue Service.

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

(5)	Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Alliance Health, Inc.

Dated: May 12, 2010	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
President, Chief Executive Officer,
Chief Financial Officer and Director