Form 10-Q
period 2010-06-30
ALLIANCE HEALTH INC
filed 2010-08-17
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 16, 2010: 1,534,066

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Alliance Health, Inc.

Form 10-Q for the Quarter ended June 30, 2010

Part I
Item 1 - Financial Statements

Alliance Health, Inc.
Balance Sheets
June 30, 2010 and September 30, 2009

	(Unaudited)	(Audited)
	June 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$5,847	$1,981

Total Current Assets	$5,847	$1,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable - trade	$—	$—
Accrued liabilities	2,821	3,391
Note payable to stockholder	176,900	166,500
Accrued interest payable to stockholder	52,320	42,150

Total Liabilities	232,041	212,041

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.01 par value
1,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(241,535)	(225,401)

Total Stockholders’ Deficit	(226,194)	(210,060)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,847	$1,981

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Operations and Comprehensive Loss
Nine and Three months ended June 30, 2010 and 2009

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—

Operating Expenses
Professional fees	4,775	6,171	1,425	1,521
General and administrative expense	1,189	100	814	—
Total Operating Expenses	5,964	6,271	2,239	1,521

Loss from Operations	(5,964)	(6,271)	(2,239)	(1,521)

Other Income (Expense)
Interest income	—	—	—	—
Interest expense	(10,170)	(9,963)	(3,455)	(3,321)

Loss before Income Taxes	(16,134)	(16,234)	(5,694)	(4,842)

Provision for Income Taxes	—	—	—	—

Net Loss	(16,134)	(16,234)	(5,694)	(4,842)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(16,134)	$(16,234)	$(5,694)	$(4,842)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	1,534,066	1,534,066	1,534,066	1,534,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Statements of Cash Flows
Nine months ended June 30, 2010 and 2009

(Unaudited)

	June 30,	June 30,
	2010	2009
Cash flows from operating activities
Net loss for the period	$(16,134)	$(16,234)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(570)	(579)
Interest payable to stockholder	10,170	9,963

Net cash provided by (used in) operating activities	(6,534)	(6,850)

Cash flows from investing activities	—	—

Cash flows from financing activities
Cash received on note payable to stockholder	10,400	—

Net cash provided by financing activities	10,400	—

Increase (Decrease) in Cash	3,866	(6,850)

Cash at beginning of year	1,981	9,951

Cash at end of year	$5,847	$3,101

Supplemental disclosure of interest and income taxes paid
Interest paid for the year	$—	$—
Income taxes paid (refunded) for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Alliance Health, Inc.
Notes to Financial Statements
June 30, 2010 and September 30, 2009

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
June 30, 2010 and September 30, 2009

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
June 30, 2010 and September 30, 2009

Note D - Summary of Significant Accounting Policies - Continued

2.	Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2006.  The Company does not anticipate any examinations of returns filed for years ended subsequent to September 30, 2006.

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and September 30, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At June 30, 2010 and 2009, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
June 30, 2010 and September 30, 2009

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

The Company and its controlling stockholder have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Accordingly, the Company’s controlling stockholder has advanced the Company an additional $10,400 at an interest rate of 6.0% per annum.  These advances are due upon demand, piggyback the note payable discussed above and are unsecured.

Note G - Income Taxes

The  components of income tax (benefit) expense for each of the nine month periods ended June 30, 2010 and 2009, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	June 30,	June 30,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of June 30, 2010, the Company has a cumulative net operating loss carryforward of approximately $75,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

Alliance Health, Inc.
Notes to Financial Statements - Continued
June 30, 2010 and September 30, 2009

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended June 30, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	June 30,	June 30,
	2010	2009

Statutory rate applied to income before income taxes	$(5,500)	$(5,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward	5,500	5,500

Income tax expense	$—	$—

The Company’s only temporary difference as of June 30, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of June 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	June 30,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$25,500	$20,000
Less valuation allowance	(25,500)	(20,000)

Net Deferred Tax Asset	$—	$—

During the nine month period ended June 30, 2010 and for the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $5,500 and $7,200.

Note H - Subsequent Events

Management has evaluated all activity of the Company through August 16, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for either of the nine or three month periods ended June 30, 2010 or 2009, respectively.

General and administrative expenses for the nine and three month periods ended June 30, 2010 and 2009 were solely and directly related to the maintenance of the corporate entity since the adoption of the Company’s current business plan.  The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective nine and three month periods ended June 30, 2010 and 2009 were $(0.01), $(0.01), $-0- and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(3) Liquidity and Capital Resources

At June 30, 2010 and September 30, 2009, respectively, the Company had a working capital deficit of approximately $(226,000) and $(210,000).  The deficiency relates principally to a note payable and the related accrued interest thereon payable to the Company’s controlling shareholder.  The proceeds of this note were used to satisfy a 2006 assessment by the Internal Revenue Service and to support the Company’s working capital needs.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 3 - Defaults on Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Health, Inc.

Dated: August 16, 2010	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
President, Chief Executive Officer,
Chief Financial Officer and Director

Exhibit No. 31.1
Alliance Health, Inc.
File No. 33-17387
Form 10-Q
Quarter ended June 30, 2010

Certification
I, Sarkis J. Kechejian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2010 of Alliance Health, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 16, 2010	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
Chief Executive Officer
and Chief Financial Officer

Exhibit No. 32.1
Alliance Health, Inc.
File No. 33-17387
Form 10-Q
Quarter ended June 30, 2010

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Alliance Health, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sarkis J. Kechejian, Chief Executive and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 16, 2010	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
Chief Executive Officer
and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Alliance Health, Inc. and will be retained by Alliance Health, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.