Form 10-K
period 2010-09-30
ALLIANCE HEALTH INC
filed 2010-11-26
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 24, 2010, there were 1,534,066 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes ☐  No ☒

Alliance Health, Inc.
Form 10-K for the year ended September 30, 2010

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

As a result of these transactions, the Company has limited cash on hand, no ongoing operations or operating assets since February 2004.

Current Status

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form which will result in the combined enterprise’s becoming a publicly-held corporation.

The Company’s equity securities are currently not being traded.

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

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations.  In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on any recognized market or exchange. (See Investigation and Selection of Business Opportunities).  The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

Item 1A - Risk Factors

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

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

Item 1B - Unresolved Staff Comments

None

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

Item 4 - [Removed and Reserved]

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading

The Company’s common stock was assigned the symbol “ALNH” in a prior period.  However, to the best of management’s knowledge, there is no current market being made in the Company’s securities and no trades have been executed over the past several years.

As of November 24, 2010, there were approximately 323 shareholders of record of the Company’s common stock

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

Recent issuances of Unregistered Securities

None

Item 6 - Selected Financial Data

Not required for registrant.

Item 7 - Management’s Discussion and Analysis or Plan of Operation

(1) Results of Operations

The Company had no revenue for the respective years ended September 30, 2010 and 2009,  respectively.

During the respective years ended September 30, 2010 and 2009, the Company incurred general and administrative expenses of approximately $7,400 and $7,800, including professional fees of approximately $6,600 and $7,700.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  Earnings per share for the respective years ended September 30, 2010 and 2009 were $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act.  Further, it is anticipated that our expenditure levels will remain relatively consistent until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

(2) Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Exchange Act registered corporation.  As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company’s ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company’s common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Management

The Company is a shell corporation, and currently has no full-time employees.  Dr. Sarkis J. Kechejian, M. D. is the Company’s sole officer, director, and controlling stockholder.  All references herein to management of the Company are to Dr. Kechejian.  Dr Kechejian, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Dr.Kechejian and the potential demands of the Company’s activities.

The amount of time spent by Dr. Kechejian on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between.  It is impossible to predict with any precision the exact amount of time Dr. Kechejian will actually be required to spend to locate a suitable target company.  Dr. Kechejian estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

Search for Business Opportunities

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements.  The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors.  In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor.  As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company.  Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence.  The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.  The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.  There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company’s sole officer and director, who is not a professional business analyst.  In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company is currently subject to the reporting requirements of the Exchange Act.  Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition.  Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

(3) Liquidity and Capital Resources

At September 30, 2010 and 2009, respectively, the Company had working capital of $(230,000) and $(210,000), respectively.

There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to fulfill its current business plan.

The Company’s ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock and 20,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(4) Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (GAAP).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A - Controls and Procedures

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Sarkis J. Kechejian, M. D.	72	President, Treasurer,
		Chief Executive Officer and
		Chief Financial Officer

Sharilyn J. Bruntz Wilson	59	Vice President and Secretary

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

The directors and officers will devote their time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month, in the aggregate.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act  requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (“10% holders”), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company.

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.  Based solely on a review of reports furnished to the Company or written representations from the Company’s directors and executive officers during the fiscal year ended September 30, 2009, there were no no Section 16(a) filings made by its directors, officers and 10% holders for such year.

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

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

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

The Company’s Board of Directors has not adopted a Code of Ethics to apply to its Chief Executive Officer and Chief Financial Officer due to the Company’s status as a shell company and the related lack of operations and operating assets.  It is anticipated that the Company’s Board of Directors will adopt a Code of Ethics upon the completion of a business combination transaction.

Item 11 - Executive Compensation

Executive Officers

No officer or director has received any compensation from us.  Until we consummate a business combination, it is not anticipated that any officer or director will receive compensation from us.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Our board of directors appoints our executive officers to serve at the discretion of the board.  Dr. Sarkis J. Kechejian, M. D. is our sole officer and director.  Our directors receive no compensation from us for serving on the board.  Until we consummate a business combination, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

Sarkis J. Kechejian, M. D. has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires less than four (4) hours per month.  As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sarkis J. Kechejian, M.D.,	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Officer	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

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

Item 13 - Certain Relationships, Related Transactions and Director Independence

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

Item 14 - Principal Accountant Fees and Services

Fees paid to the Company’s current principal accountant, S. W. Hatfield, CPA were as follows:

	Year ended	Year ended
	September 30,	September 30,
	2010	2009

1. Audit fees	$5,750	$6,625
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—

Totals	$5,750	$6,625

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

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2010 and 2009 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2010 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(Financial statements follow, beginning on Page F-1)

(Remainder of this page left blank intentionally)

ALLIANCE HEALTH, INC.

INDEX

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of September 30, 2010 and 2009	F-3

Statements of Operations and Comprehensive Loss
for the years ended September 30, 2010 and 2009	F-4

Statement of Changes in Stockholders’ Deficit
for the years ended September 30, 2010 and 2009	F-5

Statements of Cash Flows
for the years ended September 30, 2010 and 2009	F-6

Notes to Financial Statements	F-7

Letterhead of S. W. Hatfield, CPA

Report of Registered Independent Certified Public Accounting Firm

Stockholders and Board of Directors
Alliance Health, Inc.

We have audited the accompanying balance sheets of Alliance Health, Inc. (a Delaware corporation) (Company) as of September 30, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended September 30, 2010 and 2009, respectively.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Health, Inc. as of September 30, 2010 and 2009 and the results of its operations and cash flows for each of the years ended September 30, 2010 and 2009, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and may become dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company’s ability to continue as a going concern and are discussed in Note D.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
November 2, 2010 (except for Note I
to which the date is November 24, 2010)

ALLIANCE HEALTH, INC.
Balance Sheets
September 30, 2010 and 2009

	September 30,	September 30,
	2010	2009
ASSETS

Current Assets
Cash on hand and in bank	$4,647	$1,981

Total Current Assets	$4,647	$1,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable - trade	$—	$—
Accrued liabilities	3,046	3,391
Note payable to stockholder	176,900	166,500
Accrued interest payable to stockholder	55,886	42,150

Total Liabilities	235,832	212,041

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.01 par value
1,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(246,526)	(225,401)

Total Stockholders’ Deficit	(231,185)	(210,060)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,647	$1,981

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Operations and Comprehensive Loss
Years ended September 30, 2010 and 2009

	Year ended	Year ended
	September 30,	September 30,
	2010	2009

Revenues	$—	$—

Operating Expenses
Professional fees	6,575	7,692
General and administrative expense	814	100
Total Operating Expenses	7,399	7,792

Loss from Operations	(7,399)	(7,792)

Other Income (Expense)
Interest income	—	—
Interest expense	(13,736)	(13,320)

Loss before Income Taxes	(21,125)	(21,112)

Provision for Income Taxes	—	—

Net Loss	(21,125)	(21,112)

Other Comprehensive Income	—	—

Comprehensive Loss	$(21,125)	$(21,112)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	1,534,066	1,534,066

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statement of Changes in Stockholders’ Deficit
Years ended September 30, 2010 and 2009

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balances at October 1, 2008	1,534,066	$15,341	—	$(204,289)	$(188,948)

Net loss for the year	—	—	—	(21,112)	(21,112)

Balances at September 30, 2009	1,534,066	15,341	—	(225,401)	(210,060)

Net loss for the year	—	—	—	(21,125)	(21,125)

Balances at September 30, 2010	1,534,066	$15,341	$—	$(246,526)	$(231,185)

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Cash Flows
Years ended September 30, 2010 and 2009

	Year ended	Year ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities
Net loss for the year	$(21,125)	$(21,112)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(345)	(178)
Interest payable to stockholder	13,736	13,320

Net cash provided by (used in) operating activities	(7,734)	(7,970)

Cash flows from investing activities	—	—

Cash flows from financing activities
Cash received on note payable to stockholder	10,400	—

Net cash provided by financing activities	10,400	—

Increase (Decrease) in Cash	2,666	(7,970)

Cash at beginning of year	1,981	9,951

Cash at end of year	$4,647	$1,981

Supplemental disclosure of interest and income taxes paid
Interest paid for the year	$—	$—
Income taxes paid (refunded) for the year	$—	$—

The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Notes to Financial Statements
September 30, 2010 and 2009

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form which will result in the combined enterprise’s becoming a publicly-held corporation.

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

The Company has nominal cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
September 30, 2010 and 2009

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before Fiscal 2007.  The Company has been effectively dormant since that time and does not anticipate any examinations of returns filed since 2007.

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
September 30, 2010 and 2009

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

At September 30, 2010 and 2009, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

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

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the years ended September 30, 2010 and 2009, and subsequent thereto, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

Note G - Note Payable to Stockholder

As of September 30, 2010 and 2009, the Company’s controlling stockholder has loaned the Company an aggregate $176,900 and $166,500, respectively.  These loans bear interest at 8.0% and are currently due upon demand.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
September 30, 2010 and 2009

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the years ended September 30, 2010 and 2009, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2010, the Company had a cumulative net operating loss carryforward of approximately $80,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense (benefit) for each of the years ended September 30, 2010 and 2009, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2010	2009

Statutory rate applied to income before income taxes	$(7,200)	$(7,200)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward	7,200	7,200

Income tax expense	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2010 and 2009, relates solely to the Company’s net operating loss.  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2010 and 2009, respectively:

	September 30,	September 30,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$27,200	$20,000
Less valuation allowance	(27,200)	(20,000)

Net Deferred Tax Asset	$—	$—

During the year ended September 30, 2010 and 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $7,200 and $7,200.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
September 30, 2010 and 2009

NOTE I - Subsequent Events

Management has evaluated all activity of the Company through November 24, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Alliance Health, Inc.

Dated: November 24, 2010	By:	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
Sole Director, President, Treasurer
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Alliance Health, Inc.

Dated: November 24, 2010	By:	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
Sole Director, President, Treasurer
Chief Executive Officer and
Chief Financial Officer

Dated: November 24, 2010	By:	/s/ Sharilyn J. Bruntz Wilson
Sharilyn J. Bruntz Wilson
Vice President and Secretary