Form 10-Q
period 2010-12-31
ALLIANCE HEALTH INC
filed 2011-02-14
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 11, 2011:  1,534,066

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Alliance Health, Inc.

Form 10-Q for the Quarter ended December 31, 2010

Part I

Item 1 - Financial Statements

ALLIANCE HEALTH, INC.
Balance Sheets
December 31, 2010 and September 30, 2010

	(Unaudited)	(Audited)
	December 31,	September 30,
	2010	2010
ASSETS
Current Assets
Cash on hand and in bank	$1,254	$4,647

Total Current Assets	$1,254	$4,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable - trade	$—	$—
Accrued liabilities	1,560	3,046
Note payable to stockholder	176,900	176,900
Accrued interest payable to stockholder	59,454	55,886

Total Liabilities	237,914	235,832

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.01 par value
1,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(252,001)	(246,526)

Total Stockholders’ Deficit	(236,660)	(231,185)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,254	$4,647

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Operations and Comprehensive Loss
Three months ended December 31, 2010 and 2009

(Unaudited)

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2010	2009

Revenues	$—	$—

Operating Expenses
Professional fees	1,660	1,800
General and administrative expense	247	—
Total Operating Expenses	1,907	1,800

Loss from Operations	(1,907)	(1,800)

Other Income (Expense)
Interest income	—	—
Interest expense	(3,568)	(3,363)

Loss before Income Taxes	(5,475)	(5,163)

Provision for Income Taxes	—	—

Net Loss	(5,475)	(5,163)

Other Comprehensive Income	—	—

Comprehensive Loss	$(5,475)	$(5,163)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	1,534,066	1,534,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Cash Flows
Three months ended December 31, 2010 and 2009

(Unaudited)

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities
Net loss for the year	$(5,475)	$(5,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(1,486)	(1,305)
Interest payable to stockholder	3,568	3,363

Net cash provided by (used in) operating activities	(3,393)	(3,105)

Cash flows from investing activities	—	—

Cash flows from financing activities
Cash received on note payable to stockholder	—	3,400

Net cash provided by financing activities	—	3,400

Increase (Decrease) in Cash	(3,393)	295

Cash at beginning of year	4,647	1,981

Cash at end of year	$1,254	$2,276

Supplemental disclosure of interest and income taxes paid
Interest paid for the year	$—	$—
Income taxes paid (refunded) for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Notes to Financial Statements
December 31, 2010 and September 30, 2010

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended September 30, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2011.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
December 31, 2010 and September 30, 2010

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before Fiscal 2008.  The Company has been effectively dormant since that time and does not anticipate any examinations of returns filed since 2008.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2010 and September 30, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
December 31, 2010 and September 30, 2010

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

At December 31, 2010 and 2009, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
December 31, 2010 and September 30, 2010

Note G - Note Payable to Stockholder

As of December 31, 2010 and September 30, 2010, the Company’s controlling stockholder has loaned the Company an aggregate $176,900 and $176,900, respectively.  These loans bear interest at 8.0% and are currently due upon demand.

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the three month periods ended December 31, 2010 and 2009, respectively, are as follows:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of December 31, 2010, the Company had a cumulative net operating loss carryforward of approximately $86,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2010 and 2009, respectively, are as follows:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2010	2009

Statutory rate applied to income before income taxes	$(1,900)	$(1,800)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,900	1,800

Income tax expense	$—	$—

(Remainder of this page left blank intentionally)

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
December 31, 2010 and September 30, 2010

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2010 and September 30, 2010, relates solely to the Company’s net operating loss.  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2010 and September 30, 2010, respectively:

	December 31,	September 30,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$29,100	$27,200
Less valuation allowance	(29,100)	(27,200)

Net Deferred Tax Asset	$—	$—

During the three months ended December 31, 2010 and during the year ended September 30, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,900 and $7,200.

NOTE I - Subsequent Events

Management has evaluated all activity of the Company through February 1, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for either of the three month periods ended December 31, 2010 or 2009, respectively.

General and administrative expenses for the three month periods ended December 31, 2010 and 2009 were solely and directly related to the maintenance of the corporate entity since the adoption of the Company’s current business plan.  The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective three month periods ended December 31, 2010 and 2009 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) Liquidity and Capital Resources

At December 31, 2010 and September 30, 2010, respectively, the Company had a working capital deficit of approximately $(237,000) and $(231,000).  The deficiency relates principally to a note payable and the related accrued interest thereon payable to the Company’s controlling shareholder.  The proceeds of this note were used to satisfy a 2006 assessment by the Internal Revenue Service and to support the Company’s working capital needs.

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

(5) Critical Accounting Policies

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

(6) Effect of Climate Change Legislation

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

Item 4 - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), Sarkis J. Kechejian, M. D., has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our Certifying Officer has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Alliance Health, Inc.

Dated: February 11, 2011	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
President, Chief Executive Officer,
Chief Financial Officer and Director