Form 10-Q
period 2011-03-31
ALLIANCE HEALTH INC
filed 2011-04-22
CIK 822434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 22, 2011: 1,534,066

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Alliance Health, Inc.

Form 10-Q for the Quarter ended December 31, 2010

Part I

Item 1 - Financial Statements

ALLIANCE HEALTH, INC.
Balance Sheets
March 31, 2011 and September 30, 2010

	(Unaudited)	(Audited)
	March 31,	September 30,
	2011	2010
ASSETS

Current Assets
Cash on hand and in bank	$134	$4,647

Total Current Assets	$134	$4,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable - trade	$—	$—
Accrued liabilities	2,000	3,046
Note payable to stockholder	176,900	176,900
Accrued interest payable to stockholder	62,943	55,886

Total Liabilities	241,843	235,832

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.01 par value
1,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.01 par value.
20,000,000 shares authorized.
1,534,066 shares issued and outstanding	15,341	15,341
Additional paid-in capital	—	—
Accumulated deficit	(257,050)	(246,526)

Total Stockholders’ Deficit	(241,709)	(231,185)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$134	$4,647

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Operations and Comprehensive Loss
Six and Three months ended March 31, 2011 and 2010

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Revenues	$—	$—	$—	$—

Operating Expenses
Professional fees	3,220	3,350	1,559	1,550
General and administrative expense	247	375	—	375
Total Operating Expenses	3,467	3,725	1,559	1,925

Loss from Operations	(3,467)	(3,725)	(1,559)	(1,925)

Other Income (Expense)
Interest income	—	—	—	—
Interest expense	(7,057)	(6,714)	(3,490)	(3,350)

Loss before Income Taxes	(10,524)	(10,439)	(5,049)	(5,275)

Provision for Income Taxes	—	—	—	—

Net Loss	(10,524)	(10,439)	(5,049)	(5,275)

Other Comprehensive Income	—	—	—	—

Comprehensive Loss	$(10,524)	$(10,439)	$(5,049)	$(5,275)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	1,534,066	1,534,066	1,534,066	1,534,066

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Statements of Cash Flows
Six months ended March 31, 2011 and 2010

(Unaudited)

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities
Net loss for the year	$(10,524)	$(10,439)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	—	—
Increase (Decrease) in
Accounts payable and other accrued liabilities	(1,046)	(875)
Interest payable to stockholder	7,057	6,714

Net cash provided by (used in) operating activities	(4,513)	(1,200)

Cash flows from investing activities	—	—

Cash flows from financing activities
Cash received on note payable to stockholder	—	—

Net cash provided by financing activities	—	—

Increase (Decrease) in Cash	(4,513)	(1,200)

Cash at beginning of year	4,647	1,981

Cash at end of year	$134	$781

Supplemental disclosure of interest and income taxes paid
Interest paid for the year	$—	$—
Income taxes paid (refunded) for the year	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

ALLIANCE HEALTH, INC.
Notes to Financial Statements
March 31, 2011 and September 30, 2010

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
March 31, 2011 and September 30, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and September 30, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
March 31, 2011 and September 30, 2010

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

At March 31, 2011 and 2010, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During each of the six month periods ended March 31, 2011 and 2010 and for the year ended September 30, 2010, respectively, the Company, from time-to-time, may have had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured situations.

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
March 31, 2011 and September 30, 2010

Note G - Note Payable to Stockholder

As of March 31, 2011 and September 30, 2010, the Company’s controlling stockholder has loaned the Company an aggregate $176,900 and $176,900, respectively.  These loans bear interest at 8.0% and are currently due upon demand.

Note H - Income Taxes

The  components of income tax (benefit) expense for each of the six month periods ended March 31, 2011 and 2010, respectively, are as follows:

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of March 31, 2011, the Company had a cumulative net operating loss carryforward of approximately $91,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2011 and 2010, respectively, are as follows:

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2011	2010

Statutory rate applied to income before income taxes	$(3,600)	$(3,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward	3,600	3,500

Income tax expense	$—	$—

(Remainder of this page left blank intentionally)

ALLIANCE HEALTH, INC.
Notes to Financial Statements - Continued
March 31, 2011 and September 30, 2010

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2011 and September 30, 2010, relates solely to the Company’s net operating loss.  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2011 and September 30, 2010, respectively:

	March 31,	September 30,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$30,800	$27,200
Less valuation allowance	(30,800)	(27,200)

Net Deferred Tax Asset	$—	$—

During the six months ended March 31, 2011 and during the year ended September 30, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,600 and $7,200.

NOTE I - Subsequent Events

Management has evaluated all activity of the Company through April 22, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(2) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2011 or 2010, respectively.

General and administrative expenses for the three month periods ended March 31, 2011 and 2010 were solely and directly related to the maintenance of the corporate entity since the adoption of the Company’s current business plan.  The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements under the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective six month periods ended March 31, 2011 and 2010 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) Liquidity and Capital Resources

At March 31, 2011 and September 30, 2010, respectively, the Company had a working capital deficit of approximately $(242,000) and $(231,000).  The deficiency relates principally to a note payable and the related accrued interest thereon payable to the Company’s controlling shareholder.  The proceeds of this note were used to satisfy a 2006 assessment by the Internal Revenue Service and to support the Company’s working capital needs.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Alliance Health, Inc.

Dated: April 22, 2011	/s/ Sarkis J. Kechejian, M. D.
Sarkis J. Kechejian, M. D.
President, Chief Executive Officer,
Chief Financial Officer and Director